Form 10-Q
period 1995-03-31
HANCOCK JOHN REALTY INCOME FUND III LIMITED PARTNERSHIP
filed 1995-05-15
CIK 842741

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC  20549

                                FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended March 31, 1995

Commission File Number           0-18563

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
          (Exact name of registrant as specified in its charter)

             Massachusetts                        04-3025607
    (State or other Jurisdiction of             (IRS Employer
     Incorporation or Organization)          Identification No.)

    200 Berkeley Street, Boston, MA                 02117
(Address of Principal Executive Office)           (Zip Code)

                              (800) 722-5457
           (Registrant's telephone number, including area code)

                              Not Applicable
              (Former name, former address and former fiscal
                   year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                YES X   NO

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)


                                  INDEX


PART I:   FINANCIAL INFORMATION                                   PAGE

   Item 1  -    Financial Statements:

                Balance Sheets at March 31, 1995 and
                December 31, 1994                                   3

                Statements of Operations for the Three
                Months Ended March 31, 1995 and 1994                4

                Statements of Partners' Equity for the
                Three Months Ended March 31, 1995 and
                for the Year Ended December 31, 1994                5

                Statements of Cash Flows for the Three
                Months Ended March 31, 1995 and 1994                6

                Notes to Financial Statements                    7-12

   Item 2  -    Management's Discussion and Analysis of
                Financial Condition and Results of Operations   13-17


PART II:  OTHER INFORMATION                                         18

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      PART I:  FINANCIAL INFORMATION

                      Item 1:  Financial Statements

                              BALANCE SHEETS
                               (Unaudited)

                                  ASSETS
                                              March 31,     December 31,
                                                 1995           1994
                                                 ----           ----
Current assets:
  Cash and cash equivalents                  $2,724,119     $2,637,722
  Restricted cash                                56,079         55,657
  Accounts receivable                           257,430        154,155
                                            -----------    -----------
                                              3,037,628      2,847,534
Investment in property:
  Land                                        8,410,535      8,410,535
  Building and improvements                  24,942,540     24,942,540
                                            -----------    -----------
                                             33,353,075     33,353,075
  Less: accumulated depreciation              3,197,122      2,989,706
                                            -----------    -----------
                                             30,155,953     30,363,369

Investment in joint venture                   7,974,210      7,946,957
Long-term restricted cash                        44,574         48,246
Deferred expenses, net of accumulated
  amortization of $576,066 in 1995 and
  $529,212 in 1994                              827,485        866,981
Other assets                                      6,340          6,340
                                            -----------    -----------
     Total assets                           $42,046,190    $42,079,427
                                            ===========    ===========

                     LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses        $245,971       $229,440
  Accounts payable to affiliates                 34,611         30,053
                                            -----------    -----------
     Total current liabilities                  280,582        259,493

Partners' equity/(deficit):
  General Partner's                            (69,638)       (78,720)
  Limited Partners'                          41,835,246     41,898,654
                                            -----------    -----------
     Total partners' equity                  41,765,608     41,819,934
                                            -----------    -----------
     Total liabilities and partners' equity $42,046,190    $42,079,427
                                            ===========    ===========

                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                         STATEMENTS OF OPERATIONS
                               (Unaudited)


                                                    Three Months Ended
                                                        March 31,
                                                 1995              1994
                                                 ----              ----
Income:
  Rental income                                $855,159         $899,753
  Income/(loss) from joint venture              188,211        (131,628)
  Interest income                                37,712           21,545
                                             ----------       ----------

     Total income                             1,081,082          789,670

Expenses:

  Depreciation                                  207,416          207,416
  Property operating expenses                    64,206           62,641
  General and administrative                     54,228           39,950
  Amortization of deferred expenses              46,854           47,416
                                             ----------       ----------
     Total expenses                             372,704          357,423
                                             ----------       ----------
     Net income                                $708,378         $432,247
                                             ==========       ==========
Allocation of net income:

  General Partner                               $47,217          $31,966
  John Hancock Limited Partner                        -                -
  Investors                                     661,161          400,281
                                             ----------       ----------
                                               $708,378         $432,247
                                             ==========       ==========

Net Income per Unit                               $0.27            $0.17
                                             ==========       ==========













                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY
                               (Unaudited)

                  Three Months Ended March 31, 1995 and
                       Year Ended December 31, 1994



                                          General     Limited
                                          Partner     Partners      Total
                                          -------     --------      -----



Partners' equity/(deficit) at
  January 1, 1994
  (2,415,234 Units outstanding)         ($101,572) $42,429,060  $42,327,488

Less: Cash distributions                 (152,541) (2,898,274)  (3,050,815)

Add:  Net income                           175,393   2,367,868    2,543,261
                                         --------- -----------  -----------

Partners' equity/(deficit) at
  December 31, 1994
  (2,415,234 Units outstanding)           (78,720)  41,898,654   41,819,934

Less: Cash distributions                  (38,135)   (724,569)    (762,704)

Add:  Net income                            47,217     661,161      708,378
                                         --------- -----------  -----------

Partners' equity/(deficit) at
   March 31, 1995
  (2,415,234 Units outstanding)          ($69,638) $41,835,246  $41,765,608
                                         ========= ===========  ===========















                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                       Three Months Ended
                                                           March 31,
                                                      1995           1994
                                                      ----           ----
Operating activities:
  Net income                                        $708,378       $432,247
  Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation                                    207,416        207,416
     Amortization of deferred expenses                46,854         47,416
     Excess cash distributions over/(under)
       equity in net income/(loss) from
       joint venture                                (27,253)         82,628
                                                  ----------     ----------
                                                     935,395        769,707

  Changes in operating assets and liabilities:
     Decrease in restricted cash                       3,250            913
     Decrease/(increase) in accounts receivable    (103,275)         28,568
     Increase in accounts payable and
      accrued expenses                                16,531        245,362
     Increase in accounts payable
      to affiliates                                    4,558         10,140
                                                  ----------     ----------
       Net cash provided by operating activities     856,459      1,054,690

Investing activities:
  Increase in investment in joint venture                  -    (1,110,500)
  Acquisition of deferred expenses
   and other assets                                  (7,358)        (2,497)
                                                  ----------     ----------
       Net cash used in investing activities         (7,358)    (1,112,997)

Financing activities:
  Cash distributed to Partners                     (762,704)      (762,704)
                                                  ----------     ----------
       Net cash used in financing activities       (762,704)      (762,704)
                                                  ----------     ----------
       Net increase/(decrease) in cash and
        cash equivalents                              86,397      (821,011)

       Cash and cash equivalents at beginning
        of year                                    2,637,722      3,270,201
                                                  ----------     ----------
       Cash and cash equivalents at end
        of period                                 $2,724,119     $2,449,190
                                                  ==========     ==========

                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)

1. Organization of Partnership
   ---------------------------
       John Hancock Realty Income Fund-III Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on November 4, 1988. As of March 31, 1995, the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-III Assignor, Inc. (the "Assignor Limited Partner"); and 2,718 Unitholders (the "Investors"). The Assignor Limited Partner holds five Investor Limited Partnership Interests for its own account and 2,415,229 Assignee Units (the "Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors.
       The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,100, representing capital contributions of $1,000 from the General Partner, $1,000 from the John Hancock Limited Partner, and $100 from the Assignor Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Units at $20 per unit. During the offering period, which terminated on February 15, 1991, 2,415,229 Units were sold and the John Hancock Limited Partner made additional capital contributions of $3,863,366. There were no changes in the number of Units outstanding subsequent to the termination of the offering period. The Partnership is engaged in the business of acquiring, operating, holding for investment and disposing of existing income-producing retail, industrial and office properties on an all-cash basis, free and clear of mortgage indebtedness. Although the Partnership's properties were acquired and are held free and clear of mortgage indebtedness, the Partnership may incur mortgage indebtedness under certain circumstances as specified in the Partnership Agreement.

       The latest date on which the Partnership is due to terminate is December 31, 2019, unless it is sooner terminated in accordance with the terms of the Partnership Agreement. It is expected that, in the ordinary course of the Partnership's business, the properties of the Partnership will be disposed of, and the Partnership terminated, before December 31, 2019.

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

2. Significant Accounting Policies
   -------------------------------
       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
       In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

       Cash equivalents are highly liquid investments with maturities of three months or less when purchased. These investments are recorded at cost plus accrued interest, which approximates market value. Restricted cash represents funds restricted for tenant security deposits and has been designated as current or long-term based upon the term of the related lease agreement.

       Investments in property are recorded at cost less any property write-downs for permanent impairment in value. Cost includes the initial purchase price of the property plus acquisition and legal fees, other miscellaneous acquisition costs, and the cost of significant improvements.

       Depreciation has been provided on a straight-line basis over the estimated useful lives of the various assets: thirty years for the buildings and five years for related improvements. Maintenance and repairs are charged to operations as incurred.

       Investment in joint venture is recorded using the equity method.

       Acquisition fees for the joint venture investment have been deferred and are being amortized on a straight-line basis over a period of thirty-one and a half years. Remaining deferred acquisition fees are being amortized on a straight-line basis over a period of eighty-four months. Capitalized tenant improvements and lease commissions are being amortized on a straight-line basis over the various lease terms.

       No provision for income taxes has been made in the financial statements as such taxes are the responsibility of the individual partners and not of the Partnership.

       The net income per Unit for the three months ended March 31, 1995 and 1994 was calculated by dividing the Investors' share of net income by the number of Units outstanding at the end of such periods.

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

3. The Partnership Agreement
   -------------------------
       Distributable Cash from Operations (defined in the Partnership Agreement) is distributed 5% to the General Partner and the remaining 95% in the following order of priority: first, to the Investors until they receive a 7% non-cumulative, non-compounded annual cash return on their Invested Capital (defined in the Partnership Agreement); second, to the John Hancock Limited Partner until it receives a 7% non-cumulative, non-compounded annual cash return on its Invested Capital; and third, to the Investors and the John Hancock Limited Partner in proportion to their respective Capital Contributions (defined in the Partnership Agreement). However, any Distributable Cash from Operations which is available as a result of reduction in working capital reserves funded by Capital Contributions of the Investors will be distributed 100% to the Investors.

       Profits for tax purposes from the normal operations of the Partnership for each fiscal year are allocated to the Partners in the same amounts as Distributable Cash from Operations for that year. If such profits are less than Distributable Cash from Operations for any year, they are allocated in proportion to the amounts of Distributable Cash from Operations for that year. If such profits are greater than Distributable Cash from Operations for any year, they are allocated 5% to the General Partner and 95% to the John Hancock Limited Partner and the Investors, with the allocation made between the John Hancock Limited Partner and the Investors in proportion to their respective Capital Contributions. Losses for tax purposes from the normal operations of the Partnership are allocated 1% to the General Partner and 99% to the John Hancock Limited Partner and the Investors, with the allocation made between the John Hancock Limited Partner and the Investors in proportion to their respective Capital Contributions. However, all tax aspects of the Partnership's payment of the sales commissions from the Capital Contributions made by the John Hancock Limited Partner are allocated 1% to the General Partner and 99% to the John Hancock Limited Partner, and not to the Investors. Depreciation deductions are allocated 1% to the General Partner and 99% to the Investors, and not to the John Hancock Limited Partner.

       Notwithstanding the foregoing, any such profits or losses or other items which are based upon the Partnership's operations prior to the first day of the month in which the initial closing date occurred were allocated 1% to the General Partner and 99% to the John Hancock Limited Partner.

4. Transactions with the General Partner and Affiliates
   ----------------------------------------------------
       Fees, commissions and other costs incurred and/or paid by the General Partner or its affiliates during the three months ended March 31, 1995 and 1994, and to which the General Partner or its affiliates are entitled to reimbursement from the Partnership were $34,611 and $22,790, respectively. These expenses are included in expenses on the Statements of Operations.

       Accounts payable to affiliates represents amounts due to the General Partner and its affiliates for various services provided to the Partnership.

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

4. Transactions with the General Partner and Affiliates (continued)
   ----------------------------------------------------------------
       The General Partner serves in a similar capacity for three other affiliated real estate limited partnerships.

5. Investment in Property
   ----------------------

       Investment in property at cost, less any write-downs, consists of managed, fully-operating, commercial real estate as follows:

                                                   March 31     December 31
                                                     1995           1994
                                                     ----           ----
         Palms of Carrollwood Shopping Center   $10,930,578    $10,930,578
         Yokohama Tire Warehouse                  9,352,221      9,352,221
         Purina Mills Distribution Building       4,203,406      4,203,406
         Allmetal Distribution Building           1,636,050      1,636,050
         Stone Container Building                 2,088,804      2,088,804
         Business Center at Pureland              5,142,016      5,142,016
                                                -----------    -----------
                                                $33,353,075    $33,353,075
                                                ===========    ===========

       The net realizable value of a real estate investment held for long-term investment purposes is measured by the recoverability of the investment through expected future cash flows on an undiscounted basis, which may exceed the property's current market value.

6. Investment in Joint Venture

       On December 28, 1988, the Partnership invested $75,000 in JH Quince Orchard Partners ( the "Affiliated Joint Venture"), a joint venture between the Partnership and John Hancock Realty Income Fund-II Limited Partnership ("Income Fund-II"). The Partnership had an initial 0.5% interest and Income Fund-II had an initial 99.5% interest in the Affiliated Joint Venture. Pursuant to the partnership agreement of the Affiliated Joint Venture, the Partnership had the option, exercisable prior to December 31, 1990, to increase its investment and interest in the Affiliated Joint Venture to 50%. During the second quarter of 1989, the Partnership exercised such option and has held a 50% interest in the Affiliated Joint Venture since that time.

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

6. Investment in Joint Venture (continued)
   ---------------------------------------
       On December 28, 1988, the Affiliated Joint Venture acquired a 98% interest in QOCC-1 Associates, an existing partnership which owns and operates the Quince Orchard Corporate Center, a three-story office building and related land and improvements located in
       Gaithersburg, Maryland.   During the years ended December 31, 1994
       and 1993, the partners in QOCC-1 Associates were required to make additional capital contributions towards the funding of leasing costs at the property. In accordance with the terms of the partnership agreement of QOCC-1 Associates, the Affiliated Joint Venture contributed 95% of such additional capital, the Partnership's share of which amounted to an aggregate of $1,282,242. As a result, the Affiliated Joint Venture held a 97.55% interest in QOCC-1 Associates at March 31, 1995.

7. Deferred Expenses
   -----------------
       Deferred expenses consist of the following:

                                                         Unamortized       Unamortized
                                                          Balance at        Balance at
              Description                               March 31, 1995  December 31, 1994
              -----------                               --------------  -----------------
         $152,880 of acquisition fees for
         investment in the Affiliated Joint
         Venture.  This amount is being amortized
         over a period of 31.5 years.                     $122,749          $123,962

         $58,375 of tenant improvements.  These
         amounts are being amortized over the terms
         of the leases to which they relate.                11,967            13,332

         $118,675 of lease commissions.  These
         amounts are being amortized over the terms
         of the leases to which they relate.                79,272            77,846

         $1,073,621 of acquisition fees paid to the
         General Partner.  This amount
         is being amortized over a
         period of eighty-four months.                     613,497           651,841
                                                         ---------         ---------
                                                          $827,485          $866,981
                                                         =========         =========


          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

8. Federal Income Taxes

       A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                          Three Months Ended March 31,
                                                              1995             1994
                                                              ----             ----
         Net income per Statements of Operations          $708,378          $494,111

         Add: Excess of book depreciation
                over tax depreciation                       35,505            35,505
              Excess of book amortization
                over tax amortization                       18,927             2,860
              Other income                                (71,467)                 -
                                                          --------          --------

         Net income for federal income tax purposes       $691,343          $532,476
                                                          ========          ========

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

General
- -------
During the offering period, from February 17, 1989 to February 15, 1991, the Partnership sold 2,415,229 Units representing gross proceeds (exclusive of the John Hancock Limited Partner's contribution which was used to pay sales commissions) of $48,304,580. The proceeds of the offering were used to acquire investment properties, fund reserves and pay acquisition fees and organizational and offering expenses. These investments are described more fully in Notes 5 and 6 to the Financial Statements included in Item 1 of this Report.

Liquidity and Capital Resources
- -------------------------------
At March 31, 1995, the Partnership had $2,724,119 in cash and cash equivalents, $56,079 in restricted cash and $44,574 in long-term restricted cash.

The Partnership has a working capital reserve with a current balance of approximately 4% of the offering proceeds. The General Partner anticipates that such amount should be sufficient to satisfy the Partnership's general liquidity requirements. Liquidity would, however, be materially adversely affected if there were a significant reduction in revenues, unanticipated operating costs or unanticipated capital expenditures. If any or all of these events were to occur to the extent that working capital reserves would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its affiliates, or the sale or financing of Partnership investments.

A tenant at the Palms of Carrollwood Shopping Center that had occupied approximately 10,500 square feet, or 6% of the property under a lease scheduled to expire in February 1997, vacated the property in January 1993 and stopped making rental payments as of August 1993. The General Partner took the necessary legal action to collect the delinquent rental payments and expense reimbursements and, during March 1994, the Partnership received from the former tenant delinquent rental payments and expense reimbursements due from August 1993 through February 1994. In addition, the Partnership has received all such payments due through May 1995.
Should this former tenant fail to remain current on its lease obligations, the General Partner will utilize the necessary legal remedies to pursue collection of all obligations due under the lease agreement. The General Partner has been seeking a replacement tenant for the space and understands that the former tenant is also seeking a subtenant for the space.

During the fourth quarter of 1994, one of the anchor tenants, which occupies 22% of the rentable space at the Palms of Carrollwood Shopping Center property, informed the General Partner that it is seeking to sublease its space and vacate the property. As a result, the General Partner has commenced efforts to find a replacement tenant for the space and negotiate a lease buyout with the current anchor tenant. The General Partner understands that the anchor tenant is also seeking a subtenant for the space. The General Partner does not believe that the replacement of this tenant will have a material adverse effect on the Partnership's liquidity.

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
- -------------------------------------------
In addition, two tenants at the Palms of Carrollwood Shopping Center with leases representing an aggregate of approximately 12,000 square feet, or 7% of the rentable space at the property, have vacated the property. Of these tenants, one, whose lease obligation is scheduled to expire in May 1996, has not met its rental obligations since February 1994. The second, whose lease is scheduled to expire in July 2001, has been delinquent with its rental obligations since July 1994. The General Partner has filed complaints demanding payment from both tenants for delinquent rental amounts as well as all future obligations due under their respective lease agreements. The Partnership has obtained judgments against both tenants in the aggregate amount of approximately $105,000. As of the date hereof, the Partnership has not received payment from these tenants and the General Partner continues to pursue collection of the judgment amounts. The General Partner secured a replacement tenant to take occupancy of approximately 8,600 square feet of such vacated space under a lease which commenced in March 1995. The General Partner continues to seek new tenants for the remaining vacant space at the property.

A lease for approximately 60,500 square feet, or 51%, of the Business Center at Pureland property is scheduled to expire on December 31, 1995. This lease had originally expired on December 31, 1994; however, the tenant holding the lease agreed to extend the lease for a one year period. In connection with the extension of the lease, the tenant was given the option, exercisable prior to April 1, 1995, to renew its lease for an additional five year term. Although the tenant did not exercise the option, it notified the Partnership that it would be willing to lease the property for an additional three year term. The General Partner is currently negotiating lease terms with this tenant and will attempt to secure a replacement tenant for the space if these negotiations do not result in a mutually acceptable lease agreement.

During the first quarter of 1995, cash in the amount of $7,358 was used to fund leasing costs incurred at the Palms of Carrollwood Shopping Center and the Business Center at Pureland. The General Partner anticipates that the Partnership will incur additional leasing costs of approximately $100,000 at the Palms of Carrollwood Shopping Center during the remainder of 1995. In addition, if the tenant at the Business Center at Pureland whose lease extension expires in December 1995 renews its lease, the Partnership expects to incur approximately $188,000 in leasing costs in 1995 in connection with this renewal. If the tenant does not renew its lease, the General Partner estimates that approximately $288,000 in leasing costs will be incurred by the Partnership during 1996 in connection with the leasing of this space. The General Partner anticipates that the current balance in the working capital reserve should be sufficient to pay these costs.

The Partnership did not incur any non-recurring repair and maintenance costs during the first quarter of 1995; however, the General Partner estimates that the Partnership will incur non-recurring repair and maintenance costs of approximately $137,800 at its properties during the remainder of 1995. These costs are expected to be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
- -------------------------------------------
Cash in the amount of $762,704, generated from the Partnership's operations, was distributed to the General Partner and the Investors during the first quarter of 1995. The General Partner anticipates that the Partnership will be able to make comparable distributions during each of the remaining three quarters of 1995.

The General Partner had the Business Center at Pureland property independently appraised during the first quarter of 1995. Based upon the appraiser's investigation and analysis, the property's market value is estimated to be approximately $4,500,000 as of March 31, 1995, compared to the Partnership's cumulative investment in the property of approximately $5,142,000. The net book value of the Business Center at Pureland property of approximately $4,733,000 at March 31, 1995 was evaluated in comparison to the estimated future undiscounted cash flows and the independent appraisal, and based upon such evaluation, the General Partner determined that no permanent impairment in value exists and that a write-down in value was not required.

The General Partner evaluated the carrying value of each of the Partnership's properties and its joint venture investment as of December 31, 1994 by comparing such carrying value to the related property's future undiscounted cash flows and most recent internal or independent appraisal in order to determine whether a permanent impairment in value existed. Based upon such evaluations, the General Partner determined that no permanent impairment in values existed and, therefore, no write-downs were recorded during 1994. The General Partner will continue to conduct periodic property and investment valuations, using internal or independent appraisals, in order to determine whether future write-downs, if any, are required.

Results of Operations
- ---------------------
Net income for the three months ended March 31, 1995 was $708,378, as compared to net income of $432,247 for the same period in 1994, representing an increase in the Partnership's net income of $276,131, or 64%. This increase is primarily due to an increase in the Partnership's share of income from the joint venture investment, which increase was partially offset by a decline in the performance of the Palms of Carrollwood Shopping Center.

Average occupancy for the Partnership's investments for the three months ended March 31, 1995 was as follows:

       Palms of Carrollwood Shopping Center                   78%
       Quince Orchard Corporate Center
         (Affiliated Joint Venture)                          100%
       Yokohama Tire Warehouse                               100%
       Purina Mills Distribution Building                    100%
       Allmetal Distribution Building                        100%
       Stone Container Building                              100%
       Business Center at Pureland                           100%

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
- ---------------------------------
Rental income for the three months ended March 31, 1995 decreased by $44,594, or 5%, as compared to the same period in 1994. This decrease is primarily due to a 7% decline in the average occupancy at the Palms of Carrollwood Shopping Center between periods. In addition, included in rental income for the three months ended March 31, 1994 are delinquent rental payments from 1993 received from a tenant at the Palms of Carrollwood. This decrease in rental income was partially offset by increases in rental income at the Purina Mills Distribution Building and the Stone Container Building due to increases in rental rates, in accordance with the terms of the leases on these two properties. Rental income from the Yokohama Tire Warehouse, Allmetal Distribution Building, and the Business Center at Pureland was consistent between periods.

During the three months ended March 31, 1995 the Partnership was allocated income of $188,211 from its joint venture investment (the Affiliated Joint Venture) as compared to a loss of $131,628 during the same period during 1994, representing an increase of $319,839. This increase is primarily due to the termination of the former tenant's lease at the Quince Orchard Corporate Center in September 1993 and the present tenant taking occupancy of the property in March 1994.

Interest income for the three months ended March 31, 1995 increased by $16,167, or 75%, as compared to the same period in 1994. This increase is primarily due to an increase in the interest rates earned on the Partnership's working capital reserves as well as an increase in the amount of such reserves.

General and administrative expenses for the three months ended March 31, 1995 increased by $14,278, or 36%, as compared to the same period in 1994. This increase is primarily due to legal fees incurred during the three months ended March 31, 1995 in connection with the General Partner's efforts to collect the delinquent rental amounts from two tenants at the Palms of Carrollwood property and an increase in postage charges for investor mailings resulting from an increase in postal rates.

The General Partner believes that inflation has had no significant impact on the Partnership's income from operations during the three months ended March 31, 1995, and the General Partner anticipates that it will not have a significant impact during the remainder of 1995.

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow

The following table provides the calculations of Cash from Operations and Distributable Cash from Operations, which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                 Three Months Ended March 31,
                                                      1995           1994
                                                      ----           ----
  Net cash provided by operating
    activities (a)                                 $856,459     $1,054,690
  Net change in operating assets
    and liabilities (a)                              78,936      (284,983)
                                                   --------     ----------
  Net cash provided by operations (a)               935,395        769,707
  Increase in working capital reserves            (172,691)        (7,003)
                                                   --------     ----------
  Cash from operations (b)                          762,704        762,704
  Decrease in working capital reserves                    -              -
                                                   --------     ----------
  Distributable cash from operations (b)           $762,704       $762,704
                                                   ========     ==========

  Allocation to General Partner                     $38,135        $38,135
  Allocation to John Hancock Limited Partner              -              -
  Allocation to Investors                           724,569        724,569
                                                   --------     ----------
                                                   $762,704       $762,704
                                                   ========     ==========


(a)Net cash provided by operating activities, net change in operating assets and liabilities, and net cash provided by operations are as calculated in the Statements of Cash Flows included in Item 1 of this Report.

(b)As defined in the Partnership Agreement. Distributable Cash from Operations should not be considered an alternative to net income (i.e. not an indicator of performance) or to reflect cash flows or availability of discretionary funds.

During the second quarter of 1995, the Partnership will make a cash distribution in the amount of $724,569 to the Investors, representing a 6% annualized return to all Investors of record on March 31, 1995, based on Distributable Cash from Operations for the quarter then ended. The General Partner anticipates that the Partnership will make comparable cash distributions during each of the remaining three quarters of 1995.

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)


                       PART II:  OTHER INFORMATION


Item 1.Legal Proceedings

       There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership, to which the Partnership is a party or to which any of its properties is subject.

Item 2.Changes in Securities

       There were no changes in securities during the first quarter of 1995.

Item 3.Defaults Upon Senior Securities

       There were no defaults upon senior securities during the first quarter of 1995.

Item 4.Submission of Matters to a Vote of Security Holders

       There were no matters submitted to a vote of security holders of the Partnership during the first quarter of 1995.

Item 5.Other information


Item 6.Exhibits and Reports on Form 8-K

       (a)There are no exhibits to this report.
       (b)There were no Reports on Form 8-K filed during the first quarter of 1995.

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)


                                Signatures
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of May, 1995.


                               John Hancock Realty Income Fund-III
                               Limited Partnership


                               By:  John Hancock Realty Equities, Inc.,
                                    General Partner



                                    By:  WILLIAM M. FITZGERALD
                                         --------------------------------
                                         William M. Fitzgerald, President



                                    By:  RICHARD E. FRANK
                                         --------------------------------
                                         Richard E. Frank, Treasurer
                                         (Chief Accounting Officer)