Form 10-Q
period 1995-06-30
HANCOCK JOHN REALTY INCOME FUND III LIMITED PARTNERSHIP
filed 1995-08-14
CIK 842741

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC  20549

                                FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended June 30, 1995

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
                  (A Massachusetts Limited Partnership)


                                  INDEX


PART I:   FINANCIAL INFORMATION                                   PAGE

  Item 1  -    Financial Statements:

                 Balance Sheets at June 30, 1995 and
                 December 31, 1994                                    3

                 Statements of Operations for the Three and
                 Six Months Ended June 30, 1995 and 1994              4

                 Statements of Partners' Equity for the
                 Six Months Ended June 30, 1995 and
                 for the Year Ended December 31, 1994                 5

                 Statements of Cash Flows for the Six
                 Months Ended June 30, 1995 and 1994                  6

                 Notes to Financial Statements                     7-12

  Item 2  -    Management's Discussion and Analysis of
               Financial Condition and Results of Operations       13-18


PART II:  OTHER INFORMATION                                           19

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)
                      PART I:  FINANCIAL INFORMATION
                      Item 1:  Financial Statements

                              BALANCE SHEETS
                               (Unaudited)
                                  ASSETS

                                                              June 30,     December 31,
                                                                1995           1994
                                                                ----           ----
Current assets:
  Cash and cash equivalents                                 $3,120,210     $2,637,722
  Restricted cash                                               56,079         55,657
  Accounts receivable                                          176,062        154,155
                                                          ------------    -----------
                                                             3,352,351      2,847,534
Investment in property:
  Land                                                       8,410,535      8,410,535
  Building and improvements                                 24,942,540     24,942,540
                                                          ------------    -----------
                                                            33,353,075     33,353,075
  Less:   accumulated depreciation                           3,404,538      2,989,706
                                                          ------------    -----------
                                                            29,948,537     30,363,369

Investment in joint venture                                  8,019,940      7,946,957
Long-term restricted cash                                       44,574         48,246
Deferred expenses, net of accumulated
  amortization of $625,383 in 1995 and
  $529,212 in 1994                                             785,562        866,981
Other assets                                                     6,690          6,340
                                                          ------------    -----------
     Total assets                                          $42,157,654    $42,079,427
                                                           ===========    ===========

                     LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                       $390,635       $229,440
  Accounts payable to affiliates                                51,035         30,053
                                                          ------------    -----------
     Total current liabilities                                 441,670        259,493

Partners' equity/(deficit):
  General Partner's                                           (60,222)       (78,720)
  Limited Partners'                                         41,776,206     41,898,654
                                                          ------------    -----------
     Total partners' equity                                 41,715,984     41,819,934
                                                          ------------    -----------
     Total liabilities and partners' equity                $42,157,654    $42,079,427
                                                           ===========    ===========

                    See Notes to Financial Statements

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                         STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                      Three Months Ended       Six Months Ended
                                                           June 30,                June 30,
                                                      1995         1994        1995        1994
                                                      ----         ----        ----        ----
Income:
  Rental income                                     $861,157    $857,651   $1,716,316  $1,757,404
  Income/(loss) from joint venture                   174,984      44,756      363,195    (86,872)
  Interest income                                     41,461      21,880       79,173      43,425
                                                  ----------  ----------   ----------  ----------
     Total income                                  1,077,602     924,287    2,158,684   1,713,957

Expenses:
  Depreciation                                       207,416     207,416      414,832     414,832
  Property operating expenses                         49,221      46,794      113,427     109,435
  General and administrative                          58,568      45,459      112,796      85,409
  Amortization of deferred expenses                   49,317      46,982       96,171      94,398
                                                  ----------  ----------   ----------  ----------
     Total expenses                                  364,522     346,651      737,226     704,074
                                                  ----------  ----------   ----------  ----------
     Net income                                     $713,080    $577,636   $1,421,458  $1,009,883
                                                  ==========  ==========   ==========  ==========
Allocation of net income:
  General Partner                                    $47,551     $39,219      $94,768     $71,185
  John Hancock Limited Partner                             -           -            -           -
  Investors                                          665,529     538,417    1,326,690     938,698
                                                  ----------  ----------   ----------  ----------
                                                    $713,080    $577,636   $1,421,458  $1,009,883
                                                  ==========  ==========   ==========  ==========

Net Income per Unit                                    $0.28        $0.22       $0.55        $0.39
                                                  ==========  ==========   ==========  ==========
















                    See Notes to Financial Statements

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY
                               (Unaudited)

                    Six Months Ended June 30, 1995 and
                       Year Ended December 31, 1994


                                                    General       Limited
                                                    Partner       Partners         Total
                                                    -------       --------         -----

Partners' equity/(deficit) at January 1, 1994
  (2,415,234 Units outstanding)                   ($101,572)    $42,429,060    $42,327,488

Less:  Cash distributions                          (152,541)    (2,898,274)    (3,050,815)

Add:   Net income                                    175,393      2,367,868      2,543,261
                                                    --------    -----------    -----------

Partners' equity/(deficit) at December 31, 1994
  (2,415,234 Units outstanding)                     (78,720)     41,898,654     41,819,934

Less:  Cash distributions                           (76,270)    (1,449,138)    (1,525,408)

Add:   Net income                                     94,768      1,326,690      1,421,458
                                                    --------    -----------    -----------

Partners' equity/(deficit) at June 30, 1995
  (2,415,234 Units outstanding)                    ($60,222)    $41,776,206    $41,715,984
                                                    ========    ===========    ===========



















                    See Notes to Financial Statements

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                  Six Months Ended
                                                                      June 30,
                                                                1995           1994
                                                                ----           ----
Operating activities:
  Net income                                                $1,421,458     $1,009,883

  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation                                              414,832        414,832
     Amortization of deferred expenses                          96,171         94,398
     Cash distributions over/(under) equity
       in net income/(loss) from joint venture                (72,983)         37,872
                                                            ----------     ----------
                                                             1,859,478      1,556,985
  Changes in operating assets and liabilities:
     Decrease in restricted cash                                 3,250          4,163
     Increase in accounts receivable                          (21,907)       (14,829)
     Increase in other assets                                    (350)              -
     Increase in accounts payable and
      accrued expenses                                         161,195        112,538
     Increase in accounts payable
      to affiliates                                             20,982         23,932
                                                            ----------     ----------
       Net cash provided by operating activities             2,022,648      1,682,789

Investing activities:
  Increase in investment in joint venture                            -    (1,104,902)
  Acquisition of deferred expenses
   and other assets                                           (14,752)        (2,497)
                                                            ----------     ----------
       Net cash used in investing activities                  (14,752)    (1,107,399)

Financing activities:
  Cash distributed to Partners                             (1,525,408)    (1,525,408)
                                                            ----------     ----------
       Net cash used in financing activities               (1,525,408)    (1,525,408)
                                                            ----------     ----------
       Net increase/(decrease) in cash and
        cash equivalents                                       482,488      (950,018)

       Cash and cash equivalents at beginning
        of year                                              2,637,722      3,270,201
                                                            ----------     ----------
       Cash and cash equivalents at end
        of period                                           $3,120,210     $2,320,183
                                                            ==========     ==========

                    See Notes to Financial Statements

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)

1. Organization of Partnership
   ---------------------------
       John Hancock Realty Income Fund-III Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on November 4, 1988. As of June 30, 1995, the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-III Assignor, Inc. (the "Assignor Limited Partner"); and 2,702 Unitholders (the "Investors"). The Assignor Limited Partner holds five Investor Limited Partnership Interests for its own account and 2,415,229 Assignee Units ("Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors.
       The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,100, representing capital contributions of $1,000 from the General Partner, $1,000 from the John Hancock Limited Partner, and $100 from the Assignor Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Units at $20 per Unit. During the offering period, which terminated on February 15, 1991, 2,415,229 Units were sold and the John Hancock Limited Partner made additional capital contributions of $3,863,366. There were no changes in the number of Units outstanding subsequent to the termination of the offering period. The Partnership is engaged in the business of acquiring, operating, holding for investment and disposing of existing income-producing retail, industrial and office properties on an all-cash basis, free and clear of mortgage indebtedness. Although the Partnership's properties were acquired and are held free and clear of mortgage indebtedness, the Partnership may incur mortgage indebtedness under certain circumstances as specified in the Partnership Agreement.

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

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

2. Significant Accounting Policies
   -------------------------------
       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
       In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

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

       Acquisition fees for the joint venture investment have been deferred and are being amortized on a straight-line basis over a period of thirty-one and a half years. Remaining deferred acquisition fees are being amortized on a straight-line basis over a period of eighty-four months. Capitalized tenant improvements and lease commissions are being amortized on a straight-line basis over the terms of the leases to which the relate.

       No provision for income taxes has been made in the financial statements as such taxes are the responsibility of the individual partners and not of the Partnership.

       The net income per Unit for the six months ended June 30, 1995 and 1994 was calculated by dividing the Investors' share of net income by the number of Units outstanding at the end of such periods.

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

       Notwithstanding the foregoing, any such profits or losses or other items which were based upon the Partnership's operations prior to the first day of the month in which the initial closing date occurred were allocated 1% to the General Partner and 99% to the John Hancock Limited Partner.

4. Transactions with the General Partner and Affiliates
   ----------------------------------------------------
       Fees, commissions and other costs incurred or paid by the General Partner or its affiliates during the six months ended June 30, 1995 and 1994, and to which the General Partner or its affiliates are entitled to reimbursement from the Partnership were $85,646 and $59,372, respectively. These expenses are included in expenses on the Statements of Operations.

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

                                                             June 30,      December 31,
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
                                                          ===========    ===========

       The net realizable value of a real estate investment held for long-term investment purposes is measured by the recoverability of the investment through its expected future cash flows on an undiscounted basis, which may exceed the property's current market value.

6. Investment in Joint Venture
   ---------------------------
       On December 28, 1988, the Partnership invested $75,000 in JH Quince Orchard Partners ( the "Affiliated Joint Venture"), a joint venture between the Partnership and John Hancock Realty Income Fund-II Limited Partnership ("Income Fund-II"). The Partnership had an initial 0.5% interest and Income Fund-II had an initial 99.5% interest in the Affiliated Joint Venture. Pursuant to the partnership agreement of the Affiliated Joint Venture, the Partnership had the option, exercisable prior to December 31, 1990, to increase its investment and interest in the Affiliated Joint Venture to 50%. During the second quarter of 1989, the Partnership exercised such option and has held a 50% interest in the Affiliated Joint Venture since that time.

       On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership which owns and operates the Quince Orchard Corporate Center, a three-story office building and related land and improvements located in Gaithersburg, Maryland. During the years ended December 31, 1994 and 1993, the partners in QOCC-1 Associates were required to make additional capital contributions towards the funding of leasing costs incurred at the property. In accordance with the terms of the partnership agreement of QOCC-1 Associates, the Affiliated Joint Venture contributed 95% of such additional capital, the Partnership's share of which amounted to an aggregate of $1,282,242. As a result, the Affiliated Joint Venture held 97.55% of the invested capital in QOCC-1 Associates at June 30, 1995. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

6. Investment in Joint Venture (continued)
   ---------------------------
       Net cash flow from QOCC-1 Associates is distributed in the following order of priority: first, to the payment of all debts and liabilities of QOCC-1 Associates and to fund reserves deemed reasonably necessary; second, to the partners in proportion to their invested capital until they have received a 9% return on invested capital; third, the balance, if any, to the partners in proportion to their interests. Since its inception, QOCC-1 Associates has not provided the partners with a return in excess of 9% on their invested capital.

7. Deferred Expenses
   -----------------
       Deferred expenses consist of the following:

                                                             Unamortized           Unamortized
                                                              Balance at            Balance at
              Description                                   June 30, 1995       December 31, 1994
              ------------                                  -------------       ------------------
         $152,880 of acquisition fees for
         investment in the Affiliated Joint
         Venture.  This amount is being amortized
         over a period of 31.5 years.                        $121,535              $123,962

         $62,375 of tenant improvements.  These
         amounts are being amortized over the terms
         of the leases to which they relate.                   14,465                13,332

         $122,069 of lease commissions.  These
         amounts are being amortized over the terms
         of the leases to which they relate.                   74,409                77,846

         $1,073,621 of acquisition fees paid to the
         General Partner.  This amount
         is being amortized over a
         period of eighty-four months.                        575,153               651,841
                                                            ---------             ---------
                                                             $785,562              $866,981
                                                            =========             =========

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

8. Federal Income Taxes
   --------------------
       A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                  Six Months Ended June 30,
                                                                     1995           1994
                                                                     ----           ----
         Net income per Statements of Operations                $1,421,458     $1,009,883

         Add:   Book depreciation
                  over tax depreciation                             71,010         71,010
                Book amortization
                  over/(under) tax amortization                     38,310       (36,385)
                Other income                                     (142,935)              -
                                                                ----------    -----------
         Net income for federal income tax purposes             $1,387,843     $1,044,508
                                                                ==========    ===========

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------
During the offering period (from February 17, 1989 to February 15, 1991) the Partnership sold 2,415,229 Units representing gross proceeds (exclusive of the John Hancock Limited Partner's contribution that was used to pay sales commissions) of $48,304,580. The proceeds of the offering were used to acquire investment properties, fund reserves and pay acquisition fees and organizational and offering expenses. A descriptive list of these investments is set forth in Notes 5 and 6 to the Financial Statements included in Item 1 of this Report.

Liquidity and Capital Resources
-------------------------------
At June 30, 1995, the Partnership had $3,120,210 in cash and cash equivalents, $56,079 in restricted cash and $44,574 in long-term restricted cash.

The Partnership has a working capital reserve with a current balance of approximately 4.5% of the offering proceeds. The General Partner anticipates that such amount should be sufficient to satisfy the Partnership's general liquidity requirements. Liquidity would, however, be materially adversely affected if there were a significant reduction in revenues or significant unanticipated operating costs or unanticipated capital expenditures. If any or all of these events were to occur, to the extent that working capital reserves would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its affiliates, or the sale or financing of Partnership investments.

During the fourth quarter of 1994, one of the anchor tenants at the Palms of Carrollwood Shopping Center that occupied 22% of the rentable space at the property, under a lease scheduled to expire in February 2005, informed the General Partner that it was seeking to sublease its space and vacate the property. As a result, the General Partner commenced efforts to find a replacement tenant for the space and negotiate for such anchor tenant to buyout its lease obligations. The anchor tenant vacated the property during June 1995. During July 1995, the General Partner secured a new anchor tenant to occupy this space. The former anchor tenant's lease obligations were terminated as of July 31, 1995 in consideration of the tenant not subleasing its space at the property. The new anchor tenant's lease is for a ten-year term scheduled to commence, subject to certain conditions, on November 1, 1995. The Partnership expects to incur approximately $800,000 in leasing costs in connection with this lease.

Two tenants at the Palms of Carrollwood Shopping Center property, one occupying approximately 38,000 square feet, or 24% of the property, and the other occupying approximately 10,500 square feet, or 6% of the property, have options in their leases that allow for a 25% reduction in rental payments in the event the former anchor tenant described above ceases operations at the property and an acceptable replacement tenant, in accordance with the terms of each of these two tenant's leases, is not secured for such space. In addition, the tenant occupying approximately 10,500 square feet has an option in its lease that entitles the tenant to cancel its lease if the original anchor tenant ceases to operate at the property for ninety consecutive days. The leases held by each of these two tenant's have approximately nine years remaining until their expiration. The General Partner is working with these two tenants to determine if such options will be exercised.

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
The General Partner does not believe that the replacement of the original anchor tenant, any reduction in rental payments for the two tenants described above or the possible cancellation of the second tenant's lease will have a material adverse effect on the Partnership's liquidity.

Another tenant at the Palms of Carrollwood Shopping Center that had occupied approximately 10,500 square feet, or 6% of the property under a lease scheduled to expire in February 1997, vacated the property in January 1993. This former tenant has made all required rental payments and expense reimbursements due through August 1995. However, this tenant's lease also contains an option that allows the tenant to terminate its lease should the former anchor tenant described above cease operations at the property and no similar replacement tenant, in accordance with the terms of the tenant's lease, be secured for such space. During June 1995, this former tenant notified the General Partner of its intention to exercise such option to terminate its lease obligations on November 30, 1995. The General Partner has been seeking a replacement tenant for this space.

In addition, two former tenants at the Palms of Carrollwood Shopping Center with leases representing an aggregate of approximately 12,000 square feet, or 7% of the rentable space at the property, have vacated the property prior to the expiration of their lease obligations. One of these former tenants whose lease is scheduled to expire in May 1996, has not met its rental obligations since February 1994. The second, whose lease is scheduled to expire in July 2001, has been delinquent with its rental obligations since July 1994. The General Partner has filed complaints demanding payment from both of these tenants for delinquent rental amounts as well as all future obligations due under their respective lease agreements. The Partnership has obtained judgments against both tenants in the aggregate amount of approximately $105,000. As of the date hereof, the Partnership has not received payment from these tenants and the General Partner continues to pursue collection of the judgment amounts. However, one of these tenants subsequently declared bankruptcy and, consequently, it is unlikely that the Partnership will be able to collect the amount owed by this tenant. The General Partner secured a replacement tenant to take occupancy of approximately 8,600 square feet of such vacated space under a lease that commenced in March 1995. The General Partner continues to seek new tenants for the remaining vacant space at the property.

During the second quarter of 1995, a tenant holding a lease for approximately 60,500 square feet, or 51% of the Business Center at Pureland property, renewed its lease for an additional three year term commencing in January 1996. The Partnership will incur approximately $176,500 in leasing costs in connection with this renewal during 1995. The current balance in the working capital reserve should be sufficient to pay these costs.

During the six months ended June 30, 1995, cash in the agregate amount of $14,752 was used to fund leasing costs incurred at the Palms of Carrollwood Shopping Center and Business Center at Pureland properties. As discussed above, leasing costs in the aggregate amount of approximately $976,500 will be incurred at the Palms of Carrollwood Shopping Center and the Business Center at Pureland properties during the remainder of 1995. The General Partner estimates that the Partnership will incur approximately $43,000 of additional leasing costs at the Palms of Carrollwood Shopping Center during the remainder of 1995. The current balance in the working capital reserve should be sufficient to pay these costs.

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
During the six months ended June 30, 1995, the Partnership incurred approximately $900 in non-recurring repair and maintenance costs. The General Partner estimates that the Partnership will incur additional non-recurring repair and maintenance costs of approximately $132,000 at its properties during the remainder of 1995. These costs are expected to be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

Cash in the amount of $1,525,408, generated from the Partnership's operations, was distributed to the General Partner and the Investors during the six months ended June 30, 1995. The General Partner anticipates that the Partnership will make comparable distributions during the remaining six months of 1995.

The General Partner had the Business Center at Pureland property independently appraised during the first quarter of 1995. Based upon the appraiser's investigation and analysis, the property's market value was estimated to be approximately $4,500,000, as compared to the Partnership's cumulative investment in the property of approximately $5,142,000. The net book value of the Business Center at Pureland property of approximately $4,699,000 at June 30, 1995 was evaluated in comparison to the estimated future undiscounted cash flows and the recent independent appraisal and, based upon such evaluation, the General Partner determined that no permanent impairment in value exists and that a write-down in value was not required.

The General Partner evaluated the carrying value of each of the Partnership's properties and its joint venture investment as of December 31, 1994 by comparing such carrying value to the related property's future undiscounted cash flows and the then most recent internal or independent appraisal in order to determine whether a permanent impairment in value existed. Based upon such evaluations, the General Partner determined that no permanent impairment in values existed and, therefore, no write-downs were recorded as of December 31, 1994.

The General Partner will continue to conduct periodic property and investment valuations, using internal or independent appraisals, in order to determine whether future write-downs, if any, are required.


Results of Operations
---------------------
Net income for the six months ended June 30, 1995 was $1,421,458, as compared to net income of $1,009,883 for the same period in 1994, representing an increase in the Partnership's net income of $411,575, or 41%. This increase is primarily due to an increase in the Partnership's share of income from the joint venture investment, which increase was partially offset by a decline in the performance of the Palms of Carrollwood Shopping Center property.

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------
Average occupancy for the Partnership's investments for the six months ended June 30, 1995 was as follows:

   Palms of Carrollwood Shopping Center                              80%
   Quince Orchard Corporate Center (Affiliated Joint Venture)       100%
   Yokohama Tire Warehouse                                          100%
   Purina Mills Distribution Building                               100%
   Allmetal Distribution Building                                   100%
   Stone Container Building                                         100%
   Business Center at Pureland                                      100%

Rental income for the six months ended June 30, 1995 decreased by $41,088, or 2%, as compared to the same period in 1994. This decrease is primarily due to a 4% decline in average occupancy at the Palms of Carrollwood Shopping Center between periods. In addition, the six month period ended June 30, 1995 showed a decrease in comparison to the same period in 1994 because rental income at the Palms of Carrollwood for the first six months of 1994 included amounts relating to the payment of rental obligations that had been delinquent since 1993. This decrease in rental income was partially offset by increases in rental income at the Purina Mills Distribution Building and the Stone Container Building due to increases in rental rates, in accordance with the terms of the leases on these two properties. Rental income from the Yokohama Tire Warehouse, Allmetal Distribution Building, and the Business Center at Pureland was consistent between periods.

During the six months ended June 30, 1995 the Partnership was allocated income of $363,195 from its joint venture investment (the Affiliated Joint Venture) as compared to a loss of $86,872 during the same period during 1994, representing an increase of $450,067. This increase is primarily due to the termination of the former tenant's lease at the Quince Orchard Corporate Center in September 1993 and the present tenant taking occupancy of the property in March 1994. The new tenant's lease has a rental rate greater than that which the former tenant paid.

Interest income for the six months ended June 30, 1995 increased by $35,748, or 82%, as compared to the same period in 1994. This increase is primarily due to an increase in the interest rates earned on the Partnership's working capital reserves as well as an increase in the amount of such reserves.

Property operating expenses for the six months ended June 30, 1995 increased by $3,992, or 4%, as compared to the same period in 1994. This increase is primarily due to an increase in property operating expenses at the Palms of Carrollwood property resulting from a decline in average occupancy between periods and, therefore, a decrease in tenant reimbursements. This increase is also due to the fact that a tenant at the Palms of Carrollwood that had been delinquent on the payment of expense reimbursements since August 1993 made full payment to the Partnership of such reimbursements during the six months ended June 30, 1994, which resulted in a decrease property operating expenses during that period. Property operating expenses were consistent at the Partnership's warehouse/distribution properties during the six months ended June 30, 1995.

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------
General and administrative expenses for the six months ended June 30, 1995 increased by $27,387, or 32%, as compared to the same period in 1994. This increase between periods was primarily due to an increase in the General Partner's costs in connection with securing a new anchor tenant at the Palms of Carrollwood Shopping Center and collecting delinquent rental amounts from two former tenants at the Palms of Carrollwood.

The General Partner believes that inflation has had no significant impact on the Partnership's income from operations during the six months ended June 30, 1995, and the General Partner anticipates that it will not have a significant impact during the remainder of 1995.

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow
---------
The following table provides the calculations of Cash from Operations and Distributable Cash from Operations, which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                               Six Months Ended June 30,
                                                                1995                1994
                                                                ----                ----
  Net cash provided by operating
    activities (a)                                         $2,022,648          $1,682,789
  Net change in operating assets
    and liabilities (a)                                     (163,170)           (125,804)
                                                           ----------          ----------
  Net cash provided by operations (a)                       1,859,478           1,556,985
  Increase in working capital reserves                      (334,070)            (31,577)
                                                           ----------          ----------
  Cash from operations (b)                                  1,525,408           1,525,408
  Decrease in working capital reserves                              -                   -
                                                           ----------          ----------
  Distributable cash from operations (b)                   $1,525,408          $1,525,408
                                                           ==========          ==========

  Allocation to General Partner                               $76,270             $76,270
  Allocation to John Hancock Limited Partner                        -                   -
  Allocation to Investors                                   1,449,138           1,449,138
                                                           ----------          ----------
                                                           $1,525,408          $1,525,408
                                                           ==========          ==========

(a) Net cash provided by operating activities, net change in operating assets and liabilities, and net cash provided by operations are as calculated in the Statements of Cash Flows included in Item 1 of this Report.

(b) As defined in the Partnership Agreement. Distributable Cash from Operations should not be considered an alternative to net income (i.e. not an indicator of performance) or to reflect cash flows or availability of discretionary funds.

During the third quarter of 1995, the Partnership will make a cash distribution in the amount of $724,569 to the Investors, representing a 6% annualized return to all Investors of record on June 30, 1995, based on Distributable Cash from Operations for the quarter then ended. The General Partner anticipates that the Partnership will make comparable cash distributions during each of the two remaining quarters of 1995.

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

Item 2.Changes in Securities

       There were no changes in securities during the second quarter of 1995.

Item 3.Defaults Upon Senior Securities

       There were no defaults upon senior securities during the second quarter of 1995.

Item 4.Submission of Matters to a Vote of Security Holders

       There were no matters submitted to a vote of security holders of the Partnership during the second quarter of 1995.

Item 5.Other information


Item 6.Exhibits and Reports on Form 8-K

       (a)  There are no exhibits to this report.
       (b) There were no Reports on Form 8-K filed during the second quarter of 1995.

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)


                                Signatures
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 1995.


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