Form 10-Q
period 1995-09-30
HANCOCK JOHN REALTY INCOME FUND III LIMITED PARTNERSHIP
filed 1995-11-14
CIK 842741

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC  20549

                                FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended September 30, 1995


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
                   (A Massachusetts Limited Partnership)


                                  INDEX


PART I:   FINANCIAL INFORMATION                                      PAGE

  Item 1  -    Financial Statements:

               Balance Sheets at September 30, 1995 and
               December 31, 1994                                     3-4

               Statements of Operations for the Three and
               Nine Months Ended September 30, 1995 and 1994           5

               Statements of Partners' Equity for the
               Nine Months Ended September 30, 1995 and
               for the Year Ended December 31, 1994                    6

               Statements of Cash Flows for the Nine
               Months Ended September 30, 1995 and 1994                7

               Notes to Financial Statements                        8-14

  Item 2  -    Management's Discussion and Analysis of
               Financial Condition and Results of Operations       15-20


PART II:  OTHER INFORMATION                                           21

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      PART I:  FINANCIAL INFORMATION

                      Item 1:  Financial Statements

                              BALANCE SHEETS
                               (Unaudited)

                                  ASSETS

                                                          September 30,    December 31,
                                                               1995            1994
                                                               ----            ----
Current assets:
  Cash and cash equivalents                                 $3,167,616     $2,637,722
  Restricted cash                                                7,640         55,657
  Accounts receivable                                          177,069        154,155
                                                           -----------    -----------
                                                             3,352,325      2,847,534
Investment in property:
  Land                                                       8,410,535      8,410,535
  Building and improvements                                 24,942,540     24,942,540
                                                           -----------    -----------
                                                            33,353,075     33,353,075
  Less:   accumulated depreciation                           3,611,954      2,989,706
                                                           -----------    -----------
                                                            29,741,121     30,363,369

Investment in joint venture                                  7,960,140      7,946,957

Long-term restricted cash                                       93,013         48,246

Deferred expenses, net of accumulated
  amortization of $675,309 in 1995 and
  $529,212 in 1994                                           1,310,694        866,981

Other assets                                                     6,690          6,340
                                                           -----------    -----------
     Total assets                                          $42,463,983    $42,079,427
                                                           ===========    ===========










                          Continued on next page

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                        BALANCE SHEETS (Continued)
                               (Unaudited)

                     LIABILITIES AND PARTNERS' EQUITY

                                                          September 30,    December 31,
                                                               1995            1994
                                                               ----            ----

Current liabilities:

  Accounts payable and accrued expenses                       $800,047       $229,440
  Accounts payable to affiliates                                40,421         30,053
                                                           -----------    -----------
     Total current liabilities                                 840,468        259,493

Partners' equity/(deficit):

  General Partner's                                           (52,925)       (78,720)
  Limited Partners'                                         41,676,440     41,898,654
                                                           -----------    -----------
     Total partners' equity                                 41,623,515     41,819,934
                                                           -----------    -----------
     Total liabilities and partners' equity                $42,463,983    $42,079,427
                                                           ===========    ===========
























                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                         STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                   Three Months Ended         Nine Months Ended
                                                     September 30,              September 30,
                                                    1995         1994          1995         1994
                                                    ----         ----          ----         ----
Income:
  Rental income                                  $821,548     $823,343     $2,537,864  $2,580,747
  Income/(loss) from joint venture                193,829      139,528        557,024      52,656
  Interest income                                  45,273       28,384        124,446      71,809
                                               ----------     --------     ----------  ----------
     Total income                               1,060,650      991,255      3,219,334   2,705,212

Expenses:
  Depreciation                                    207,416      207,416        622,248     622,248
  Property operating expenses                      80,058       57,020        193,485     166,455
  General and administrative expenses              53,015       40,541        165,811     125,950
  Amortization of deferred expenses                49,926       46,986        146,097     141,384
                                               ----------     --------     ----------  ----------
     Total expenses                               390,415      351,963      1,127,641   1,056,037
                                               ----------     --------     ----------  ----------
     Net income                                  $670,235     $639,292     $2,091,693  $1,649,175
                                               ==========    =========     ==========  ==========

Allocation of net income:
  General Partner                                 $45,433      $42,301       $140,201    $113,486
  John Hancock Limited Partner                          -            -              -           -
  Investors                                       624,802      596,991      1,951,492   1,535,689
                                               ----------     --------     ----------  ----------
                                                 $670,235     $639,292     $2,091,693  $1,649,175
                                               ==========    =========     ==========  ==========

Net Income per Unit                                  $0.26       $0.25          $0.81        $0.64
                                               ==========    =========     ==========  ==========














                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY
                               (Unaudited)

                 Nine Months Ended September 30, 1995 and
                       Year Ended December 31, 1994


                                                              General        Limited
                                                              Partner        Partners     Total
                                                              -------        --------     -----

Partners' equity/(deficit) at January 1, 1994
  (2,415,234 Units outstanding)                             ($101,572)    $42,429,060 $42,327,488

Less:  Cash distributions                                    (152,541)    (2,898,274) (3,050,815)

Add:   Net income                                              175,393      2,367,868   2,543,261
                                                              --------    ----------- -----------

Partners' equity/(deficit) at December 31, 1994
  (2,415,234 Units outstanding)                               (78,720)     41,898,654  41,819,934

Less:  Cash distributions                                    (114,406)    (2,173,706) (2,288,112)

Add:   Net income                                              140,201      1,951,492   2,091,693
                                                              --------    ----------- -----------

Partners' equity/(deficit) at September 30, 1995
  (2,415,234 Units outstanding)                              ($52,925)    $41,676,440 $41,623,515
                                                              ========    =========== ===========


















                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                   1995           1994
                                                                   ----           ----
Operating activities:
  Net income                                                  $2,091,693     $1,649,175
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                622,248        622,248
     Amortization of deferred expenses                           146,097        141,384
     Cash distributions over/(under) equity
       in income/(loss) from joint venture                      (13,183)        218,586
                                                              ----------     ----------
                                                               2,846,855      2,631,393
  Changes in operating assets and liabilities:
     Decrease in restricted cash                                   3,250            912
     Increase in accounts receivable                            (22,914)       (49,002)
     Increase in other assets                                      (350)              -
     Increase in accounts payable and
      accrued expenses                                           570,607        186,706
     Increase in accounts payable
      to affiliates                                               10,368         19,121
                                                              ----------     ----------
       Net cash provided by operating activities               3,407,816      2,789,130

Investing activities:
  Increase in investment in joint venture                              -    (1,104,902)
  Acquisition of deferred expenses
   and other assets                                            (589,810)        (2,497)
                                                              ----------     ----------
       Net cash used in investing activities                   (589,810)    (1,107,399)

Financing activities:
  Cash distributed to Partners                               (2,288,112)    (2,288,112)
                                                              ----------     ----------
       Net cash used in financing activities                 (2,288,112)    (2,288,112)
                                                              ----------     ----------
       Net increase/(decrease) in cash and
        cash equivalents                                         529,894      (606,381)

       Cash and cash equivalents at beginning
        of year                                                2,637,722      3,270,201
                                                              ----------     ----------
       Cash and cash equivalents at end
        of period                                             $3,167,616     $2,663,820
                                                              ==========     ==========

                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)

1. Organization of Partnership
   ---------------------------
       John Hancock Realty Income Fund-III Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on November 4, 1988. As of September 30, 1995, the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-III Assignor, Inc. (the "Assignor Limited Partner"); and 2,680 Unitholders (the "Investors"). The Assignor Limited Partner holds five Investor Limited Partnership Interests for its own account and 2,415,229 Assignee Units ("Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors.
       The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,100, representing capital contributions of $1,000 from the General Partner, $1,000 from the John Hancock Limited Partner, and $100 from the Assignor Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Units at $20 per Unit. During the offering period, which terminated on February 15, 1991, 2,415,229 Units were sold and the John Hancock Limited Partner made additional capital contributions of $3,863,366. There were no changes in the number of Units outstanding subsequent to the termination of the offering period. The Partnership is engaged in the business of acquiring, operating, holding for investment and disposing of existing income-producing retail, industrial and office properties on an all-cash basis, free and clear of mortgage indebtedness. Although the Partnership's properties were acquired and are held free and clear of mortgage indebtedness, the Partnership may incur mortgage indebtedness under certain circumstances as specified in the Partnership Agreement.

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

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)
                               (Unaudited)

2. Significant Accounting Policies
   -------------------------------
       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
       In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

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

       Acquisition fees for the joint venture investment have been deferred and are being amortized on a straight-line basis over a period of thirty-one and a half years. Remaining deferred acquisition fees are being amortized on a straight-line basis over a period of eighty-four months. Capitalized tenant improvements and lease commissions are being amortized on a straight-line basis over the terms of the leases to which they relate.

       No provision for income taxes has been made in the financial statements as such taxes are the responsibility of the individual partners and not of the Partnership.

       The net income per Unit for the nine months ended September 30, 1995 and 1994 was calculated by dividing the Investors' share of net income by the number of Units outstanding at the end of such periods.

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

4. Transactions with the General Partner and Affiliates
   ----------------------------------------------------
       Fees, commissions and other costs incurred or paid by the General Partner or its affiliates during the nine months ended September 30, 1995 and 1994, and to which the General Partner or its affiliates are entitled to reimbursement from the Partnership were $126,066 and $91,143, respectively. These expenses are included in expenses on the Statements of Operations.

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

                                                             September 30,   December 31,
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

6. Investment in Joint Venture
   ---------------------------
       On December 28, 1988, the Partnership invested $14,726,079 to acquire a 99.5% interest in JH Quince Orchard Partners (the "Affiliated Joint Venture"), a joint venture between the Partnership and John Hancock Realty Income Fund-III Limited Partnership ("Income Fund-III"). The Partnership had an initial 99.5% interest and Income Fund-III had an initial 0.5% interest in the Affiliated Joint Venture. Pursuant to the partnership agreement of the Affiliated Joint Venture, Income Fund-III had the option, exercisable prior to December 31, 1990, to increase its investment and interest in the Affiliated Joint Venture to 50%. During the second quarter of 1989, Income Fund-III exercised its option and the Partnership transferred a 49.5% interest in the Affiliated Joint Venture to Income Fund-III for cash in the aggregate amount of $7,325,672. The Partnership has held a 50% interest in the Affiliated Joint Venture since the second quarter of 1989.

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)
                               (Unaudited)

6. Investment in Joint Venture (continued)
   ---------------------------
       On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership which owns and operates the Quince Orchard Corporate Center, a three-story office building and related land and improvements located in Gaithersburg, Maryland. During the years ended December 31, 1994 and 1993, the partners in QOCC-1 Associates were required to make additional capital contributions towards the funding of leasing costs incurred at the property. In accordance with the terms of the partnership agreement of QOCC-1 Associates, the Affiliated Joint Venture contributed 95% of such additional capital, the Partnership's share of which amounted to an aggregate of $1,282,242. Of the cumulative total invested capital in QOCC-1 Associates at September 30, 1995, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

       Net cash flow from QOCC-1 Associates is distributed in the following order of priority: first, to the payment of all debts and liabilities of QOCC-1 Associates and to fund reserves deemed reasonably necessary; second, to the partners in proportion to their respective invested capital until each has received a 9% return on invested capital; third, the balance, if any, to the partners in proportion to their interests. Since its inception, QOCC-1 Associates has not provided the partners with a return in excess of 9% on their invested capital.

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)
                               (Unaudited)

7. Deferred Expenses
   -----------------
       Deferred expenses consist of the following:

                                                               Unamortized         Unamortized
                                                                Balance at          Balance at
              Description                                   September 30, 1995  December 31, 1994
              -----------                                   ------------------  -----------------

         $152,880 of acquisition fees for
         investment in the Affiliated Joint
         Venture.  This amount is amortized
         over a period of 31.5 years.                          $120,322            $123,962

         $530,763 of tenant improvements.  These
         amounts are amortized over the terms
         of the leases to which they relate.                    481,074              13,332

         $228,739 of lease commissions.  These
         amounts are amortized over the terms
         of the leases to which they relate.                    172,488              77,846

         $1,073,621 of acquisition fees paid to the
         General Partner.  This amount
         is amortized over a period
         of eighty-four months.                                 536,810             651,841
                                                             ----------            --------
                                                             $1,310,694            $866,981
                                                             ==========            ========

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)
                               (Unaudited)

8. Federal Income Taxes
   --------------------
       A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                              Nine Months Ended September 30,
                                                                     1995           1994
                                                                     ----           ----

         Net income per Statements of Operations                $2,091,693     $1,649,175

         Add:  Book depreciation
                 over tax depreciation                             106,516        106,516
               Book amortization
                 over/(under) tax amortization                      58,597       (54,578)
               Other income                                      (214,402)              -
                                                                ----------     ----------

         Net income for federal income tax purposes             $2,042,404     $1,701,113
                                                                ==========     ==========

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------
During the offering period (from February 17, 1989 to February 15, 1991) the Partnership sold 2,415,229 Units representing gross proceeds (exclusive of the John Hancock Limited Partner's contribution that was used to pay sales commissions) of $48,304,580. The proceeds of the offering were used to acquire investment properties, fund reserves and pay acquisition fees and organizational and offering expenses. A description of these investments is set forth in Notes 5 and 6 to the Financial Statements included in Item 1 of this Report.

Liquidity and Capital Resources
-------------------------------
At September 30, 1995, the Partnership had $3,167,616 in cash and cash equivalents, $7,640 in restricted cash and $93,013 in long-term restricted cash.

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

During the fourth quarter of 1994, one of the anchor tenants at the Palms of Carrollwood Shopping Center that occupied 22% of the rentable space at the property, under a lease scheduled to expire in February 2005, informed the General Partner of its intention to sublease its space and vacate the property. As a result, the General Partner commenced efforts to find a replacement tenant for the space and negotiate for such anchor tenant to buyout its lease obligations. The anchor tenant vacated the property during June 1995. During July 1995, the General Partner secured a new anchor tenant to occupy this space. The former anchor tenant's lease obligations were terminated as of July 31, 1995 in consideration of the tenant not subleasing its space at the property. The new anchor tenant's lease commenced in November 1995 and is for a ten-year term. During the nine months ended September 30, 1995, the Partnership incurred approximately $521,000 in leasing costs in connection with the new anchor tenant's lease. The Partnership expects to spend an additional $286,000 in leasing costs in connection with this lease during the fourth quarter of 1995.

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
Two tenants at the Palms of Carrollwood Shopping Center property, one occupying approximately 38,000 square feet, or 24% of the property, and the other occupying approximately 10,500 square feet, or 6% of the property, have clauses in their leases that allow for a 25% reduction in rental payments in the event the former anchor tenant described above ceases operations at the property and an acceptable replacement tenant, in accordance with the terms of each of these two tenants' leases, is not secured for such space. In addition, the tenant occupying approximately 10,500 square feet has a clause in its lease that entitles the tenant to cancel its lease if the original anchor tenant ceases to operate at the property for ninety consecutive days. The leases held by each of these two tenants have approximately nine years remaining until their expiration.
The General Partner is working with these two tenants to determine their position with respect to these matters.

The General Partner does not believe that the replacement of the original anchor tenant, any reduction in rental payments for the two tenants described above or the possible cancellation of the second tenant's lease will have a material adverse effect on the Partnership's liquidity.

Another tenant at the Palms of Carrollwood Shopping Center that had occupied approximately 10,500 square feet, or 6% of the property under a lease scheduled to expire in February 1997, vacated the property in January 1993. This former tenant has made all required rental payments and expense reimbursements due through November 1995. However, this tenant's lease also contains an option that allows the tenant to terminate its lease without further obligation should the former anchor tenant described above cease operations at the property and a similar replacement tenant not be secured for such space. During June 1995, this former tenant notified the General Partner of its intention to exercise its option to terminate its lease obligations on November 30, 1995. The General Partner has been seeking a replacement tenant for this space.

In addition, two former tenants at the Palms of Carrollwood Shopping Center with leases representing an aggregate of approximately 12,000 square feet, or 7% of the rentable space at the property, vacated the property prior to the expiration of their lease obligations. One of these former tenants whose lease is scheduled to expire in May 1996, has not met its rental obligations since February 1994. The second, whose lease is scheduled to expire in July 2001, has been delinquent with its rental obligations since July 1994. The General Partner has filed complaints demanding payment from both of these tenants for delinquent rental amounts as well as all future obligations due under their respective lease agreements. The Partnership has obtained judgments against both tenants in the aggregate amount of approximately $105,000. As of the date hereof, the Partnership has not received payment from these tenants and the General Partner continues to pursue collection of the judgment amounts. However, the tenant owing the Partnership $48,000 declared bankruptcy and, consequently, it is unlikely that the Partnership will be able to collect the amount owed by this tenant. The General Partner secured a replacement tenant to take occupancy of approximately 8,600 square feet of such vacated space under a lease that commenced in March 1995. The General Partner continues to seek new tenants for the remaining vacant space at the property.

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
During the second quarter of 1995, a tenant holding a lease for approximately 60,500 square feet, or 51% of the Business Center at Pureland property, renewed its lease for an additional three year term commencing in January 1996. During the nine months ended September 30, 1995, the Partnership paid approximately $34,500 in leasing costs in connection with this renewal. The Partnership expects to spend an additional $142,000 in leasing costs in connection with this renewal during the fourth quarter of 1995. The current balance in the working capital reserve should be sufficient to pay such leasing costs.

During the nine months ended September 30, 1995, the Partnership incurred $589,810 of leasing costs at the Palms of Carrollwood Shopping Center and Business Center at Pureland properties. As discussed above, the Partnership expects to spend an additional amount of approximately $428,000 in leasing costs at the Palms of Carrollwood Shopping Center and the Business Center at Pureland properties during the fourth quarter of 1995. The General Partner estimates that the Partnership will incur approximately $6,000 of additional leasing costs in connection with other leasing activity at the Palms of Carrollwood Shopping Center during the remainder of 1995. The current balance in the working capital reserve should be sufficient to pay such leasing costs.

During the nine months ended September 30, 1995, the Partnership incurred approximately $7,000 in non-recurring repair and maintenance costs at the Allmetal Distribution Building and the Business Center at Pureland. The General Partner estimates that the Partnership will incur additional non-recurring repair and maintenance costs of approximately $20,000 at its properties during the remainder of 1995. These costs are expected to be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

Cash in the aggregate amount of $2,288,112, generated from the Partnership's operations, was distributed to the General Partner and the Investors during the nine months ended September 30, 1995. The General Partner anticipates that the Partnership will make a distribution during the fourth quarter of 1995 comparable to the distributions made during each of the first three quarters of 1995.

The General Partner had the Business Center at Pureland property independently appraised during the first quarter of 1995. Based upon the appraiser's investigation and analysis, the property's market value was estimated to be approximately $4,500,000. The net book value of the Business Center at Pureland property of approximately $4,665,000 at September 30, 1995 was evaluated in comparison to the estimated future undiscounted cash flows and the recent independent appraisal and, based upon such evaluation, the General Partner determined that no permanent impairment in value existed and that a write-down in value was not required. The Partnership's cumulative investment in the property, before accumulated depreciation, is approximately $5,142,000.

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
The General Partner had the Palms of Carrollwood Shopping Center property independently appraised during the third quarter of 1995. Based upon the appraiser's investigation and analysis, the property's market value was estimated to be approximately $10,000,000 at September 30, 1995. The net book value of the Palms of Carrollwood Shopping Center property of approximately $9,810,000 at September 30, 1995 was evaluated in comparison to the estimated future undiscounted cash flows and the recent independent appraisal and, based upon such evaluation, the General Partner determined that no permanent impairment in value existed and that a write-down in value was not required. The Partnership's cumulative investment in the property, before accumulated depreciation and property write-downs, is approximately $12,361,978.

The General Partner evaluated the carrying value of each of the Partnership's other properties and its investment in the Affiliated Joint Venture as of December 31, 1994 by comparing such carrying value to the related property's future undiscounted cash flows and the then most recent internal or independent appraisal in order to determine whether a permanent impairment in value existed. Based upon such evaluations, the General Partner determined that no permanent impairment in values existed and, therefore, no write-downs were recorded as of December 31, 1994.

The General Partner will continue to conduct periodic property and investment valuations, using internal or independent appraisals, in order to determine whether future write-downs, if any, are required.

Results of Operations
---------------------
Net income for the nine months ended September 30, 1995 was $2,091,693, as compared to net income of $1,649,175 for the same period in 1994. This increase is primarily due to an increase in the Partnership's share of income from its Affiliated Joint Venture, which increase was partially offset by a decline in the performance of the Palms of Carrollwood Shopping Center property.

Average occupancy for the Partnership's investments for the nine months ended September 30, 1995 was as follows:

     Palms of Carrollwood Shopping Center                          76%
     Yokohama Tire Warehouse                                      100%
     Purina Mills Distribution Building                           100%
     Allmetal Distribution Building                               100%
     Stone Container Building                                     100%
     Business Center at Pureland                                  100%
     Quince Orchard Corporate Center
     (Affiliated Joint Venture)                                   100%

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------
Rental income for the nine months ended September 30, 1995 decreased by $42,883, or 2%, as compared to the same period in 1994. This decrease is primarily due to a decrease in average occupancy at the Palms of Carrollwood Shopping Center. In addition, rental income at the Palms of Carrollwood for the nine months ended September 30, 1994 included amounts relating to the payment of rental obligations that had been delinquent since 1993. These decreases in rental income were partially offset by increases in rental income at the Purina Mills Distribution Building and the Stone Container Building due to increases in rental rates, in accordance with the terms of the two leases on these two properties. Rental income from the Yokohama Tire Warehouse, Allmetal Distribution Building, and the Business Center at Pureland was consistent between periods.

During the nine months ended September 30, 1995 the Partnership was allocated income of $557,024 from its joint venture investment (the Affiliated Joint Venture) as compared to income of $52,656 during the same period in 1994, representing an increase of $504,368. This increase is primarily due to the termination of the former tenant's lease at the Quince Orchard Corporate Center in September 1993 and the present tenant taking occupancy of the property in March 1994.

Interest income for the nine months ended September 30, 1995 increased by $52,637, or 73%, as compared to the same period in 1994. This increase is primarily due to an increase in the interest rates earned on the Partnership's working capital reserves as well as an increase in the amount of such reserves.

Property operating expenses for the nine months ended September 30, 1995 increased by $27,030, or 16%, as compared to the same period in 1994. This increase is primarily due to an increase in the Partnership's share of property operating expenses incurred at the Palms of Carrollwood. Property operating expenses increased at the Palms of Carrollwood primarily as a result of a decline in average occupancy between periods and, therefore, a decrease in tenant reimbursements. This increase in property operating expenses is also due to the fact that a tenant at the Palms of Carrollwood that had been delinquent on the payment of expense reimbursements since August 1993 made full payment to the Partnership of such reimbursements during the nine month period ended September 30, 1994, and, therefore, resulted in a decrease in property operating expenses during that period. Property operating expenses incurred at the Partnership's warehouse/distribution properties during the nine months ended September 30, 1995 were consistent with the same period during 1994.

General and administrative expenses for the nine months ended September 30, 1995 increased by $39,861, or 32%, as compared to the same period in 1994. This increase between periods was primarily due to an increase in the General Partner's costs in connection with securing a new anchor tenant at the Palms of Carrollwood Shopping Center and in attempting to collect delinquent rental amounts from two former tenants at the Palms of Carrollwood.

The General Partner believes that inflation has not had a significant impact on the Partnership's income from operations during the nine months ended September 30, 1995, and the General Partner anticipates that it will not have a significant impact during the remainder of 1995.

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow
---------
The following table provides the calculations of Cash from Operations and Distributable Cash from Operations, which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                            Nine Months Ended September 30,
                                                                  1995            1994
                                                                  ----            ----
  Net cash provided by operating
    activities (a)                                           $3,407,816     $2,789,130
  Net change in operating assets
    and liabilities (a)                                       (560,961)      (157,737)
                                                             ----------     ----------
  Net cash provided by operations (a)                         2,846,855      2,631,393
  Increase in working capital reserves                        (558,743)      (343,281)
                                                             ----------     ----------
  Cash from operations (b)                                    2,288,112      2,288,112
  Decrease in working capital reserves                                -              -
                                                             ----------     ----------
  Distributable cash from operations (b)                     $2,288,112     $2,288,112
                                                             ==========     ==========

  Allocation to General Partner                                $114,406       $114,406
  Allocation to John Hancock Limited Partner                          -              -
  Allocation to Investors                                     2,173,706      2,173,706
                                                             ----------     ----------
                                                             $2,288,112     $2,288,112
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

During the fourth quarter of 1995, the Partnership will make a cash distribution in the amount of $724,569 to the Investors, representing a 6% annualized return to all Investors of record on September 30, 1995, based on Distributable Cash from Operations for the quarter then ended.

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)


                       PART II:  OTHER INFORMATION


Item 1. Legal Proceedings

        There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership, to which the Partnership is a party or to which any of its properties is subject.

Item 2. Changes in Securities

        There were no changes in securities during the third quarter of 1995.

Item 3. Defaults Upon Senior Securities

        There were no defaults upon senior securities during the third quarter of 1995.

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders of the Partnership during the third quarter of 1995.

Item 5. Other information


Item 6. Exhibits and Reports on Form 8-K

        (a)  There are no exhibits to this report.
        (b) There were no Reports on Form 8-K filed during the third quarter of 1995.

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)


                                Signatures
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November, 1995.


                               John Hancock Realty Income Fund-III
                               Limited Partnership


                               By:  John Hancock Realty Equities, Inc.,
                                    General Partner



                                    By:  WILLIAM M. FITZGERALD
                                         -------------------------------
                                         William M. Fitzgerald, President



                                    By:  RICHARD E. FRANK
                                         -------------------------------
                                         Richard E. Frank, Treasurer
                                         (Chief Accounting Officer)