Form 10-K
period 1995-12-31
HANCOCK JOHN REALTY INCOME FUND III LIMITED PARTNERSHIP
filed 1996-03-29
CIK 842741

21




                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC  20549

                                FORM 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934

               For the Fiscal Year Ended December 31, 1995

Commission File Number           0-18563


         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
          (Exact name of registrant as specified in its charter)

             Massachusetts                        04-3025607
    (State or other Jurisdiction of             (IRS Employer
     Incorporation or Organization)          Identification No.)

    200 Berkeley Street, Boston, MA                 02117
(Address of Principal Executive Office)           (Zip Code)

Registrant's telephone number, including area code:  (800) 722-5457

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Assignee Units

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                YES X   NO
                                   ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant: Not applicable, since securities are non-voting.

Documents incorporated by reference:  None.



                      Exhibit Index on Pages 25 - 30
                               Page 1 of 49

                            TABLE OF CONTENTS




                                  PART I


  Item 1   Business                                                    3
  Item 2   Properties                                                  6
  Item 3   Legal Proceedings                                           9
  Item 4   Submission of Matters to a Vote
             of Security Holders                                       9


                                 PART II


  Item 5   Market for the Partnership's Securities and Related
             Security Holder Matters                                   9
  Item 6   Selected Financial Data                                    11
  Item 7   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      12
  Item 8   Financial Statements and Supplementary Data                19
  Item 9   Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure                   19


                                 PART III


  Item 10  Directors and Executive Officers of the Partnership        19
  Item 11  Executive Compensation                                     22
  Item 12  Security Ownership of Certain Beneficial Owners
             and Management                                           22
  Item 13  Certain Relationships and Related Transactions             23


                                 PART IV


  Item 14  Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K                                      25

           Signatures                                                 31

                                  Part I
Item 1 - Business

The Registrant, John Hancock Realty Income Fund-III Limited Partnership (the "Partnership"), is a Limited Partnership organized on November 4, 1988 under the Massachusetts Uniform Limited Partnership Act. As of December 31, 1995, the partners in the Partnership consisted of a General Partner, John Hancock Realty Equities, Inc. (the "General Partner"), John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"), John Hancock Income Fund-III Assignor, Inc. (the "Assignor Limited Partner") and 2,671 Unitholders (the "Investors"). The Assignor Limited Partner holds 5 Limited Partnership Interests for its own account and 2,415,229 Assignee Units (the "Units") for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The initial capital of the Partnership was $2,100, representing capital contributions of $1,000 from the General Partner, $1,000 from the John Hancock Limited Partner and $100 from the Assignor Limited Partner. During the offering period, the John Hancock Limited Partner made additional capital contributions of $3,863,366. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the sale of up to 5,000,000 Assignee Units, representing economic and certain other rights attributable to Investor Limited Partnership Interests.

The Units were offered and sold to the public during the period from February 17, 1989 to February 15, 1991 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Partnership sold the Units for $20 per Unit. No established public market exists on which the Units may be traded.

The Partnership is engaged solely in the business of acquiring, improving, holding for investment and disposing of existing, income-producing, retail, industrial, and office properties on an all-cash basis, free and clear of mortgage indebtedness. Although the Partnership's properties were acquired, and are held, free and clear of mortgage indebtedness, the Partnership may incur mortgage indebtedness on its properties under certain circumstances, as specfied in the Partnership Agreement.

The latest date on which the Partnership is due to terminate is December 31, 2019, unless it is sooner terminated in accordance with the terms of the Partnership Agreement. It is expected that in the ordinary course of the Partnership's business, the properties of the Partnership will be disposed of, and the Partnership terminated, before December 31, 2019.

The Partnership's equity real estate investments are subject to various risk factors. Although the risks of equity investing are reduced when properties are acquired on an unleveraged basis, the major risk of owning income-producing properties is the possibility that the properties will not generate income sufficient to meet operating expenses and to fund adequate reserves for repair, replacements, contingencies and anticipated obligations. The income from properties may be affected by many factors, including: i) adverse changes in general economic conditions and local conditions, such as competitive overbuilding, a decrease in employment, or adverse changes in real estate zoning laws, which may reduce the desirability of real estate in the area or ii) other circumstances over which the Partnership may have little or no control, such as fires, earthquakes and floods. To the extent that the Partnership's properties are leased in any substantial portion to a specific retail, industrial or office tenant, the financial failure of any such major tenant, resulting in the termination of the tenant's lease or non-payment of rentals due, would likely cause at least a temporary reduction in cash flow from any such property and might result in a decrease in the market value of that property.

On December 28, 1988, the Partnership acquired a 0.5% interest in JH Quince Orchard Partners (the "Affiliated Joint Venture"), a joint venture between the Partnership and John Hancock Realty Income Fund-II Limited Partnership ("Income Fund-II"). The Affiliated Joint Venture then contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership which owns and operates a three-story office building and related land and improvements located in Gaithersburg, Maryland (the "Quince Orchard Corporate Center"). Pursuant to the terms of the partnership agreement of the Affiliated Joint Venture, the Partnership had the option, exercisable prior to December 31, 1990, to increase its investment and interest in the Affiliated Joint Venture to 50%. During the second quarter of 1989, the Partnership exercised such option and Income Fund-II transferred a 49.5% interest in the Affiliated Joint Venture to the Partnership. Since the second quarter of 1989 the Partnership has held a 50% interest in the Affiliated Joint Venture. During the years ended December 31, 1994 and 1993, the partners in QOCC-1 Associates were required to make additional capital contributions towards the funding of leasing costs incurred at the property. In accordance with the terms of the partnership agreement of QOCC-1 Associates, the Affiliated Joint Venture contributed 95% of such additional capital. Of the cumulative total invested capital in QOCC-1 Associates at December 31, 1995, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

The Quince Orchard Corporate Center is occupied by Boehringer Mannheim Pharmaceuticals, Inc. under a ten-year lease which expires in February
2004. The tenant has two options under the lease agreement, one, to terminate the lease at the end of the seventy-sixth month of the lease, or June 2000, and, two, to extend the term of the lease for an additional five-year period.

On December 28, 1989, the Partnership acquired the Palms of Carrollwood Shopping Center, a neighborhood shopping center located in Tampa, Florida. During the fourth quarter of 1994, one of the anchor tenants which occupied 22% of the rentable space at the property informed the General Partner that it was seeking to sublease its space. The anchor tenant vacated the property during June 1995 and during July 1995, the General Partner secured a new anchor tenant. The former anchor tenant's lease obligations were terminated as of July 31, 1995 in consideration of the tenant not subleasing its space at the property. The new anchor tenant's lease commenced in November 1995 and is for a ten-year term.

Although real estate market conditions for retail properties in the market in which the Palms of Carrollwood Shopping Center is located have declined since the Partnership acquired the property, occupancy levels and rental rates stablilized during 1994 and increased during 1995. As a result, the General Partner anticipates relatively favorable retail market conditions in Tampa and at the property during 1996.

The Partnership acquired the following warehouse properties on the following dates. On July 17, 1991, the Partnership acquired Yokohama Tire Warehouse located in Louisville, Kentucky. On December 27, 1991, the Partnership acquired the Purina Mills Distribution Building located in St. Louis, Missouri. On March 6, 1992, the Partnership acquired the Allmetal Distribution Building located in Carrollton, Texas. On March 16, 1992, the Partnership acquired the Stone Container Building located in Cincinnati, Ohio. On March 27, 1992, the Partnership acquired the Business Center at Pureland located in Bridgeport, New Jersey.

The Partnership's warehouse properties are presently 100% occupied. The following table sets forth the names of the lessees at each of the Partnership's warehouse properties and the earliest date on which the applicable lessee's lease obligations may terminate.

        Property                                  Lessee                          Lease Expiration
        --------                                  ------                          ----------------
  Yokohama Tire Warehouse                 Yokohama Tire Corp.               March 31, 2006
  Purina Mills Distribution Building      Purina Mills, Inc.                December 1, 1998
  Allmetal Distribution Building          Allmetal, Inc.                    August 31, 1998
  Stone Container Building                Stone Container Corp.             December 31, 2011
  Business Center at Pureland             Forbo Wallcoverings, Inc.         December 31, 1998
  Business Center at Pureland             National Polystyrene
                                           Recycling Co., L.P.              May 31, 2001

The General Partner anticipates that the warehouse properties should provide the Partnership with stable income performance during 1996.

Within the power accorded to the General Partner under the terms of the Partnership Agreement, the General Partner contracted, effective as of January 1, 1992, with Hancock Realty Investors Incorporated ("HRI"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company ("John Hancock"), to assist the General Partner in the performance of its management duties as enumerated in the Partnership Agreement. Effective May 28, 1993, HRI subcontracted with John Hancock to assist HRI in the performance of its duties as enumerated in the January 1, 1992 contract. The Partnership has not incurred any additional costs or expenses as a result of these agreements. The General Partner is further described in Item 10 of this Report.

Industry segment information has not been provided since the Partnership is engaged in only one industry segment.

Item 2 - Properties

As of December 31, 1995 the Partnership held the following investments in its portfolio:

JH Quince Orchard Partners
--------------------------
On December 28, 1988, the Partnership acquired a 0.5% interest in JH Quince Orchard Partners (the "Affiliated Joint Venture"), a joint venture between the Partnership and John Hancock Realty Income Fund-II Limited Partnership ("Income Fund-II"). The Partnership had an initial 0.5% interest and Income Fund-II had an initial 99.5% interest in the Affiliated Joint Venture. Pursuant to the partnership agreement of the Affiliated Joint Venture, the Partnerhsip had the option, exercisable prior to December 31, 1990, to increase its investment and interest in the Affiliated Joint Venture to 50%. During the second quarter of 1989, the Partnership exercised such option and Income Fund-II transferred a 49.5% interest in the Affiliated Joint Venture to the Partnership. The Partnership has held a 50% interest in the Affiliated Joint Venture since the second quarter of 1989.

On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership that owns and operates the Quince Orchard Corporate Center, a three-story office building and related land and improvements located in Gaithersburg, Maryland. The partnership agreement of QOCC-1 Associates requires the Affiliated Joint Venture to contribute 95% of additional capital contributions. Of the cumulative total invested capital in QOCC-1 Associates at December 31, 1995, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

The average occupancy for the Quince Orchard Corporate Center for the year ended December 31, 1995 was 100%.

Palms of Carrollwood
--------------------
On December 28, 1989, the Partnership acquired the Palms of Carrollwood Shopping Center, located in Tampa, Florida, from a non-affiliated seller. The property contains approximately 161,000 rentable square feet, including approximately 10,000 square feet of office space, situated on a 15 acre site.

The average occupancy for the Palms of Carrollwood Shopping Center for the year ended December 31, 1995 was 76%.

Yokohama Tire Warehouse
-----------------------
On July 17, 1991, the Partnership acquired the Yokohama Tire Warehouse, located in Louisville, Kentucky, from a non-affiliated seller. The property is situated on 24 acres of land and contains an aggregate of 309,791 rentable square feet, of which 297,391 square feet is warehouse space and 12,400 square feet is office space.

The warehouse is 100% leased to the Yokohama Tire Corporation under a lease which expires on March 31, 2006. Under the terms of the lease agreement, the Yokohama Tire Corporation had the option to purchase the property for $10,228,173 on April 1, 1996, but did not choose to exercise such option. Yokohama Tire Corporation has additional options to purchase the property for $10,478,173 on April 1, 1999 and for $10,578,173 on April 1, 2001. In
addition, the Yokohama Tire Corporation has the option, exercisable at any time during the term of the lease, to expand the square footage of the facility by any area of up to 220,000 square feet.

Purina Mills Distribution Building
----------------------------------
On December 27, 1991, the Partnership acquired the Purina Mills
Distribution Building, located in St. Louis, Missouri, from a non-affiliated seller. The property is situated on 7.3 acres of land and contains an aggregate of 126,400 rentable square feet, of which 114,800 is warehouse space and 11,600 square feet is office space.

Purina Mills Distribution Building is 100% leased to Purina Mills, Incorporated ("PMI") under a lease which expires on November 30, 2001. The lease contains a one-time option to terminate the lease on December 1, 1998 upon the payment of $240,815 to the Partnership. During 1993, PMI was sold by its parent company, BP Nutrition, Incorporated ("BPN"), and during March 1994, PMI assigned its right, title and interest in the lease to BPN. PMI remains fully liable to perform all of its obligations under the lease and BPN, as assignee, is also liable to perform all obligations under the lease. In addition, BP America, Incorporated, the parent company of BPN, has provided a guaranty to the Partnership for any monetary obligations under the lease. PMI has vacated the property and, during the second quarter of 1994, secured a tenant to sublease the space through November 1998.

Allmetal Distribution Building
------------------------------
On March 6, 1992, the Partnership acquired the Allmetal Distribution Building, located in Carrollton, Texas, from a non-affiliated seller. The property is situated on 3 acres of land and contains an aggregate of 56,531 rentable square feet, of which 51,531 square feet is warehouse space and 5,000 square feet is office space.

The property is 100% leased to Allmetal, Inc. under a lease which expires on August 31, 1998.

Stone Container Building
------------------------
On March 16, 1992, the Partnership acquired the Stone Container Building, located in Cincinnati, Ohio, from a non-affiliated seller. The property is situated on 5.5 acres of land and contains an aggregate of 80,000 rentable square feet, of which 76,000 square feet is warehouse space and 4,000 square feet is office space.

The property is 100% leased to Stone Container Corporation under a lease which expires on December 31, 2011. During 1995, Stone Container Corporation requested approval to construct additional office space within the existing 80,000 square foot area of the building. The General Partner agreed to construct the additional office space in exchange for i) an increase in the tenant's rental rate in an amount equivalent to the total cost of constructing the additional office space, through the end of the existing term of the lease (December 2001) and ii) the tenant exercising its two five-year options to extend the term of the lease to December 2011.

Business Center at Pureland
---------------------------
On March 27, 1992, the Partnership acquired the Business Center at Pureland located in Bridgeport, New Jersey, from a non-affiliated seller. The property is situated on 10.5 acres of land and contains two buildings consisting of an aggregate of 119,651 rentable square feet of warehouse space.

One building (consisting of 60,535 sq. ft.) is 100% leased to Forbo Wallcoverings, Inc. under a lease which expires on December 31, 1998. The second building (consisting of 59,116 sq. ft.) is 100% leased to National Polystyrene Recycling Company, L.P. under a lease which expires on May 31, 2001.

The foregoing investments of the Partnership are further described in Item 7 of this Report.

Item 3 - Legal Proceedings

In February 1996, a putative class action complaint was filed in the Superior Court in Essex County, New Jersey by a single investor in a limited partnership affiliated with the Partnership. The complaint named as defendants the Partnership, the General Partner, certain other
Affiliates of the General Partner, and certain unnamed officers, directors, employees and agents of the named defedants.

The plaintiff sought unspecified damages stemming from alleged misrepresentatins and omissions in the marketing and offering materials associated with the Partnership and two limited partnerships affiliated with the Partnership. The complaint alleged, among other things, that the marketing materials for the Partnership and the affiliated limited partnerships did not contain adequate risk disclosures.

The General Partner believes the allegations are totally without merit and will vigorously contest the action.

There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership, to which the Partnership is a party or to which any of its properties is subject.

Item 4 - Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders of the Partnership during the fourth quarter of 1995.


                                Part II

Item 5 - Market for the Partnership's Securities and Related Security Holder Matters

(a)   Market Information

The Partnership's outstanding securities consist of 2,415,229 Units originally sold for $20 per Unit. The Units were offered and sold to the public during the period from February 17, 1989 to February 15, 1991. No established public market exists on which the Units may be traded. Consequently, holders of Units may not be able to liquidate their investments in the event of an emergency, or for any other reason. Additionally, the assignment or other transfer of Units would be subject to compliance with the minimum investment and suitability standards imposed by the Partnership and by applicable law, including state "Blue Sky" laws.

(B)   Number of Security Holders
                                 Number of             Number of Units
                            record holders as of      outstanding as of
 Title of Class              December 31, 1995        December 31, 1995
 --------------              -----------------        -----------------
  Assignee Units                   2,671                 2,415,229

Item 5 - Market for the Partnership's Securities and Related Security Holder Matters

(c)   Dividend History and Restrictions

During the fiscal years ended December 31, 1995 and 1994 the Partnership distributed each year cash in the aggregate amount of $3,050,815 from Distributable Cash from Operations (as defined in the Partnership
Agreement). These amounts were allocated 5% to the General Partner and 95% to the Investors, in accordance with the terms of the Partnership
Agreement.  The John Hancock Limited Partner did not receive any
Distributable Cash from Operations during such periods.

The following table reflects cash distributions made during the two year period ended December 31, 1995:

      Date of                    Amount of      Amount Paid to     Amount Paid         Distribution
    Distribution                Distribution   General Partner     to Investors          Per Unit
    ------------                ------------   ---------------     ------------          --------
     February 15, 1994            $762,704        $38,135            $724,569             $0.30
     May 14, 1994                  762,704         38,135             724,569              0.30
     August 15, 1994               762,704         38,136             724,568              0.30
     November 15, 1994             762,703         38,135             724,568              0.30
     February 15, 1995             762,704         38,135             724,569              0.30
     May 15, 1995                  762,704         38,135             724,569              0.30
     August 15, 1995               762,704         38,136             724,568              0.30
     November 15, 1995             762,703         38,135             724,568              0.30

The General Partner anticipates that the Partnership will make cash distributions in 1996 comparable to those made in both 1995 and 1994. For a further discussion of the financial condition and results of operations of the Partnership see Item 7 of this Report.

Item 6 - Selected Financial Data

The following table sets forth selected financial information regarding the Partnership's financial position and operating results for the five year period ended December 31, 1995. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto, which are included in Items 7 and 8, respectively, of this Report.

                                                           Years Ended December 31,
                                           1995         1994         1993        1992        1991
                                           ----         ----         ----        ----        ----
Rental income                           $3,404,659  $3,407,133   $3,397,962  $3,211,958   $1,565,269
Income from joint venture                  755,198     541,187      221,739     432,782      445,670
Interest income                            162,332     105,917      107,122     195,768    1,242,935
Net income                               2,776,632   2,543,261    2,228,039   2,334,283    1,015,490
Net income per Unit (b)                      1.07         0.98        0.86         0.90        0.39
Ordinary tax income (a)                  2,782,263   2,605,072    2,396,730   2,476,791    2,517,096
Ordinary tax income per Unit (b)             1.08         1.01        0.93         0.96        0.98
Cash distributions per Unit (c)              1.20         1.20        1.20         1.20        1.25
Cash and cash equivalents
  at December 31                         2,431,272   2,637,722    3,270,201   3,146,887   11,572,628
Total assets at December 31             41,824,552  42,079,427   42,528,624  43,378,299   44,133,488

(a)  The ordinary tax income for the Partnership was allocated as follows:

                                                           Years Ended December 31,
                                           1995         1994         1993        1992        1991
                                           ----         ----         ----        ----        ----
  General Partner                         $178,928    $168,666     $155,012    $156,969     $147,160
  John Hancock Limited Partner                   -           -            -           -            -
  Investor Limited Partners              2,603,335   2,436,406    2,241,718   2,319,822    2,369,936
                                        ----------  ----------   ----------  ----------   ----------
  Total                                 $2,782,263  $2,605,072   $2,396,730  $2,476,791   $2,517,096
                                        ==========  ==========   ==========  ==========   ==========

(b) The actual ordinary tax income per Unit has not been presented because the actual ordinary tax income is allocated between tax-exempt and tax-paying entities based upon the respective number of Units held by each entity at December 31, 1995, 1994, 1993, 1992 and 1991. The ordinary tax income per Unit for the fiscal years ended December 31, 1995, 1994, 1993 and 1992 was computed by dividing the Investors' share of ordinary tax income by the number of Units outstanding during the year. The ordinary tax income per Unit for the fiscal year ended December 31, 1991 was computed by dividing the Investors' share of ordinary tax income by the weighted average number of Units outstanding during the year.

(c) Represents the actual cash distribution per Unit for the years ended December 31, 1995, 1994, 1993 and 1992. The offering period was completed during 1991, resulting in some Investors owning their Units for a partial year during the year ended December 31, 1991.
     Therefore, this table reflects an average cash distribution per Unit for the year ended December 31, 1991. For the year ended December 31, 1991, the actual cash distribution per Unit is based upon the respective dates on which the Investors were admitted to the Partnership.


Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------
During the offering period, from February 17, 1989 to February 15, 1991, the Partnership sold 2,415,229 Units representing gross proceeds (exclusive of the John Hancock Limited Partner's contribution which was used to pay sales commissions) of $48,304,580. The proceeds of the offering were used to acquire investment properties, fund reserves, and pay acquisition fees and organizational and offering expenses. These investments are described more fully in Items 1 and 2 and Notes 5 and 6 to the Financial Statements included in Item 8 of this Report.

Liquidity and Capital Resources
-------------------------------
At December 31, 1995, the Partnership had $2,431,272 in cash and cash equivalents, $6,323 in restricted cash and $91,885 in long-term restricted cash.

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

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
During the fourth quarter of 1994, one of the anchor tenants at the Palms of Carrollwood Shopping Center property ("Palms of Carrollwood") that occupied 22% of the rentable space at the property, under a lease scheduled to expire in February 2005, informed the General Partner of its intention to sublease its space and vacate the property. The anchor tenant vacated the property during June 1995 and in July 1995, the General Partner secured a new anchor tenant to occupy this space. The former anchor tenant's lease obligations were terminated as of July 31, 1995 in consideration of the former tenant not subleasing its space at the property. The new anchor tenant's lease commenced in November 1995 and is for a ten-year term. During the year ended December 31, 1995, the Partnership incurred approximately $814,000 in leasing costs in connection with the new anchor tenant's lease.

Three tenants at the Palms of Carrollwood have leases that contain clauses that may be exercisable if the former anchor tenant ceased operations at the property and an acceptable replacement tenant, in accordance with the terms of the respective tenants' leases, was not secured. The following table sets forth the approximate amount of square footage leased by these three tenants, their applicable lease expiration dates and the applicable lease clauses relating to the replacement of the former anchor tenant:

<CAPION>
  Amount of           Lease
 Square Feet        Expiration
   Leased              Date          Lease Clause Relating to Replacement of Former Anchor Tenant
   ------              ----          ------------------------------------------------------------
    38,000        November 2004      Reduce rental payments by 25%
    10,500        January 2005       Reduce rental payments by 25% or terminate lease obligations
    10,500        February 1997      Terminate lease obligations

The tenant leasing approximately 38,000 square feet reduced its rental payments effective November 28, 1995. In the General Partner's opinion, the replacement tenant is acceptable (in accordance with the terms of the tenant's lease) and, therefore, the tenant does not have the right to such a reduction. During March 1996, the General Partner filed a complaint against this tenant demanding payment of all amounts due under the lease agreement. The General Partner will continue to use all available legal remedies in order to obtain collection of any outstanding amounts due under the lease agreement.

The two tenants leasing approximately 10,500 square feet continue to make scheduled rental payments.

The General Partner does not believe that the replacement of the original anchor tenant, any reduction in rental payments or any possible lease terminations will have a material adverse affect on the Partnership's liquidity.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
In addition, two former tenants at the Palms of Carrollwood with leases representing an aggregate of approximately 12,000 square feet, or 7% of the rentable space at the property, vacated the property prior to the expiration of their lease obligations and are delinquent in making rental payments. The General Partner filed complaints demanding payment from both of these tenants for delinquent rental amounts as well as all future obligations due under their respective lease agreements and the Partnership obtained judgments against both former tenants in the approximate amounts of $48,000 and $57,000, respectively. However, the former tenant owing the Partnership approximately $48,000 declared bankruptcy and in January 1996, the Partnership received approximately $7,100 from the bankruptcy court as final settlement of the Partnership's judgment amount. As of the date hereof, the Partnership has not received payment from the former tenant owing $57,000 and the General Partner continues to pursue collection of the judgment amount. Based upon the financial condition of this former tenant, there can be no assurance that the Partnership will be able to collect upon this amount. The General Partner secured a replacement tenant to take occupancy of approximately 8,600 square feet of such vacated space under a lease that commenced in March 1995. The General Partner continues to seek new tenants for the remaining vacant space at the property.

At December 31, 1995, Palms of Carrollwood was 83% occupied. During 1996, no significant leases are scheduled to expire at the property. The General Partner will continue to offer competitive leasing packages in an attempt to secure lease renewals with existing tenants as well as to secure new tenants for the remaining vacant space at the property.

During the second quarter of 1995, a tenant holding a lease for approximately 60,500 square feet, or 51% of the Business Center at Pureland property renewed its lease for an additional three-year term commencing in January 1996. During the year ended December 31, 1995, the Partnership paid approximately $34,500 in leasing costs in connection with this renewal. The Partnership expects to spend an additional $142,000 in leasing costs in connection with this renewal during 1996. The current balance in the working capital reserve should be sufficient to pay such leasing costs.

During 1995, Stone Container Corporation, the sole tenant at the Stone Container Building, requested approval to construct additional office space within the existing 80,000 square foot area of the building. The General Partner agreed to construct the additional office space in exchange for i) an increase in the tenant's rental rate in an amount equivalent to the total cost of constructing the additional office space, through the end of the existing term of the lease (December 2001) and ii) the tenant exercising its two five-year options to extend the term of the lease to December 2011. The General Partner expects to incur aproximately $124,000 in construction costs during 1996 in connection with this transaction. The General Partner believes that the construction of this additional space and the extension of the tenant's lease at the property should have a favorable impact on the market value of the property.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
Cash in the aggregate amount of $899,438 was used during 1995 for the payment of leasing costs incurred at the Palms of Carrollwood Shopping Center and Business Center at Pureland properties. The General Partner anticipates that the Partnership will incur an aggregate of approximately $569,000 in leasing costs at its properties during 1996. The current balance in the working capital reserve should be sufficient to pay such leasing costs.

During 1995, approximately $11,000 of cash generated from the Partnership's operations was used to fund non-recurring repair and maintenance expenses incurred at the Allmetal Distribution Building and the Business Center at Pureland. The General Partner anticipates that the Partnership will incur non-recurring repair and maintenance expenses in the aggregate amount of approximately $223,000 at its properties during 1996. These expenses will be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

Cash in the aggregate amount of $3,050,815, generated from the Partnership's operations, was distributed to the General Partner and the Investors during 1995. The General Partner anticipates that the
Partnership will be able to make comparable distributions during 1996.

The General Partner had the Business Center at Pureland property independently appraised during the first quarter of 1995. Based upon the appraiser's investigation and analysis, the property's market value was estimated to be approximately $4,500,000. The net book value of the Business Center at Pureland property of approximately $4,631,000 at December 31, 1995 was evaluated in comparison to its estimated future undiscounted cash flows and the recent independent appraisal and, based upon such evaluation, the General Partner determined that no permanent impairment in value existed and that a write-down in value was not required. The Partnership's cumulative investment in the property, before accumulated depreciation, is approximately $5,142,000.

The General Partner had the Palms of Carrollwood Shopping Center property independently appraised during the third quarter of 1995. Based upon the appraiser's investigation and analysis, the property's market value was estimated to be approximately $10,000,000. The net book value of the Palms of Carrollwood Shopping Center property of approximately $9,763,000 at December 31, 1995 was evaluated in comparison to its estimated future undiscounted cash flows and the recent independent appraisal and, based upon such evaluation, the General Partner determined that no permanent impairment in value existed and that a write-down in value was not required. The Partnership's cumulative investment in the property, before accumulated depreciation and property write-downs, is approximately $12,361,978.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
The General Partner also evaluated the carrying value of each of the Partnership's other properties and joint venture investment as of December 31, 1995 by comparing such carrying value to its respective future undiscounted cash flows and most recent internal appraisal in order to determine whether a permanent impairment in value exists. Based on such evaluations, the General Partner determined that no permanent impairment in values exists and, therefore, no write-downs were recorded during 1995.
The General Partner will continue to conduct property and investment valuations, using internal or independent appraisals, in order to determine whether future write-downs, if any, are required.

Results of Operations
---------------------
Net income for the year ended December 31, 1995 was $2,776,632, as compared to net income of $2,543,261 and $2,228,039 in 1994 and 1993, respectively.

Average occupancy for the Partnership's investments was as follows:

                                                Years ended December 31,
                                               1995       1994      1993
                                               ----       ----      ----
  Palms of Carrollwood Shopping Center           76%       80%       89%
  Yokohama Tire Warehouse                       100%      100%      100%
  Purina Mills Distribution Building            100%      100%      100%
  Allmetal Distribution Building                100%      100%      100%
  Stone Container Building                      100%      100%      100%
  Business Center at Pureland                   100%      100%      100%
  Quince Orchard Corporate Center
    (Affiliated Joint Venture)                  100%       83%       75%

The Partnership's allocation of income from the Affiliated Joint Venture for the year ended December 31, 1995 increased by $214,011, or 40%, and by $533,459, or 241%, as compared to 1994 and 1993, respectively. The increase in 1995 as compared to 1994 is primarily due to a 17% increase in average occupancy at the Quince Orchard Corporate Center. The increase in 1995 as compared to 1993 is due to a 25% increase in average occupancy at the Quince Orchard Corporate Center as well as the fact that the current lease on the property obligates the tenant to pay a rental rate greater than that which the former tenant's lease required.

Interest income in 1995 increased by $56,415, or 53%, as compared to 1994 and by $55,210, or 52%, as compared to 1993. Both of these increases are primarily due to an increase in the interest rates earned on the Partnership's working capital reserves as well as an increase in the amount of such reserves.

The Partnership's share of property operating expenses in 1995 was consistent with 1994 and decreased by $20,120, or 7%, as compared to 1993.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------
Property operating expenses incurred at the Allmetal Distribution Building during 1995 were consistent with 1994 and decreased by 23% as compared to 1993 due to an adjustment made during 1993 in the method of calculating tenant expense reimbursements, as negotiated with the tenant. This adjustment was made retro-active to 1992 and resulted in lower tenant reimbursements for operating expenses. Therefore, 1993 results include a one-time retroactive adjustment to account for the decrease in tenant expense reimbursements in 1992.

Property operating expenses incurred at the Business Center at Pureland in 1995 were consistent with 1994 and decreased as compared to 1993 due to certain non-recurring maintenance and repair expenses incurred during 1993.

Property operating expenses incurred at the Palms of Carrollwood Shopping Center decreased by 5% as compared to 1994 and increased by 5% as compared to 1993. The decrease in 1995 as compared to 1994 is primarily due to legal fees which were incurred in 1994 relating to tenants that are delinquent in fulfilling their rental obligations and to a slight decline in maintenance and repair expenses. The increase in property operating expenses in 1995 as compared to 1993 is primarily a result of a decline in average occupancy between periods and, therefore, a decrease in tenant reimbursements.

Amortization of deferred expenses in 1995 decreased by $16,501, or 7%, as compared to 1994, and increased by $14,540, or 7%, as compared to 1993. Included in the 1994 results is a deferred expense write-off of $47,880 resulting from tenants who vacated their spaces prior to the termination of their respective leases. Excluding this write-off, amortization of deferred expenses in 1995 increased by 18% as compared to 1994. The increase in 1995 as compared to both 1994 and 1993 is primarily due to an increase in deferred expenses relating to leasing costs incurred at the Palms of Carrollwood Shopping Center and the Business Center at Pureland.

General and administrative expenses in 1995 increased by $52,765, or 28%, as compared to 1994 and by $52,353, or 28%, as compared to 1993. These increases are primarily due to an increase in the time required to be expended by the General Partner and expenses incurred in connection with securing a new anchor tenant at the Palms of Carrollwood Shopping Center and in attempting to collect delinquent rental amounts from two former tenants at the Palms of Carrollwood.

The General Partner believes that inflation has had no significant impact on income from operations during the last three fiscal years and the General Partner anticipates that it will not have a significant impact during 1996.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow
---------
The following table provides the calculations of Cash from Operations and Distributable Cash from Operations, which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                          Years Ended December 31,
                                           1995         1994        1993         1992        1991
                                           ----         ----        ----         ----        ----
Net cash provided by operating
  activities (a)                        $3,743,803  $3,580,615   $3,382,661  $3,334,499   $3,291,058
Net change in operating assets
  and liabilities (a)                      111,983    (10,043)       40,419     111,775    (226,516)
                                        ----------  ----------   ----------  ----------   ----------
Net cash provided by operations (a)      3,855,786   3,570,572    3,423,080   3,446,274    3,064,542
Increase in working capital reserves     (804,971)   (519,757)    (372,265)   (395,461)     (18,423)
                                        ----------  ----------   ----------  ----------   ----------
Cash from operations (b)                 3,050,815   3,050,815    3,050,815   3,050,813    3,046,119
Decrease in working capital reserves             -           -            -           -            -
                                        ----------  ----------   ----------  ----------   ----------
Distributable cash from operations (b)  $3,050,815  $3,050,815   $3,050,815  $3,050,813   $3,046,119
                                        ==========  ==========   ==========  ==========   ==========

Allocation to General Partner             $152,541    $152,541     $152,541    $152,541     $152,306
Allocation to John Hancock Limited
   Partner                                       -           -            -           -            -
Allocation to Investors                  2,898,274   2,898,274    2,898,274   2,898,272    2,893,813
                                        ----------  ----------   ----------  ----------   ----------
                                        $3,050,815  $3,050,815   $3,050,815  $3,050,813   $3,046,119
                                        ==========  ==========   ==========  ==========   ==========

(a) Net cash provided by operating activities, net change in operating assets and liabilities, and net cash provided by operations are as calculated in the Statements of Cash Flows included in Item 8 of this Report.

(b) As defined in the Partnership Agreement. Distributable Cash from Operations should not be considered as an alternative to net income (i.e. not an indicator of performance) or to reflect cash flows or availability of discretionary funds.

On February 15, 1996, the Partnership made a cash distribution of $724,569 to the Investors, representing a 6% annualized return to Investors of record on December 31, 1995, based on Distributable Cash from Operations for the quarter then ended. The General Partner anticipates that the Partnership will be able to make cash distributions during 1996 comparable to those made during 1995.

Item 8 - Financial Statements and Supplementary Data

The response to this Item appears beginning on page F-1 of this Report.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No events requiring disclosure under this Item have occurred.

                                Part III

Item 10 - Directors and Executive Officers of the Partnership

(a-b) Identification of Directors and Executive Officers

By virtue of its organization as a limited partnership, the Partnership has no directors or executive officers. As indicated in Item 1 of this Report, the General Partner of the Partnership is John Hancock Realty Equities, Inc., a Delaware corporation. Pursuant to the terms of the Partnership Agreement, the General Partner is solely responsible for the management of the Partnership's business. The names and ages of the directors and executive officers of the General Partner are as follows:

         Name                        Title                            Age
         ----                        -----                            ---
     William M. Fitzgerald      President and Director                 52
     Malcolm G. Pittman, III    Director                               44
     Susan M. Shephard          Director                               43
     Richard E. Frank           Treasurer (Chief Accounting Officer)   34

(c)   Identification of certain significant persons

The General Partner is responsible for the identification, analysis, purchase, operation, and disposal of specific Partnership real estate investments. The General Partner has established a Real Estate Investment Committee utilizing senior real estate personnel of John Hancock and its affiliates to review each proposed investment. The members of the Real Estate Investment Committee are designated each year at the annual meeting of the Board of Directors of John Hancock Realty Equities, Inc. The current members of the committee are as follows:

         Name                        Title                           Age
         ----                        -----                           ---
     Edward P. Dowd             Senior Vice President of              53
                                John Hancock's Real Estate
                                Investment Group

     Kevin McGuire              Vice President of John Hancock's      49
                                Real Estate Investment Group,
                                President of John Hancock Realty
                                Services Corp. and subsidiaries

         Name                        Title                            Age
         ----                        -----                            ---
     Stephen Kindl              Senior Investment Officer of John      38
                                Hancock's Real Estate Investment
                                Group, Assistant Vice President of
                                John Hancock Realty Equities, Inc.

(d)   Family relationships

There exist no family relationships among any of the foregoing directors or officers of the General Partner.

(e)   Business Experience

William M. Fitzgerald (age 52), joined John Hancock in 1968. He has been President and a Director of the General Partner, and a Senior Investment Officer of John Hancock, since June 1993 and a Director of Hancock Realty Investors Incorporated since November 1991. His term as a Director of the General Partner expires in May 1996. From 1987 to 1991, Mr. Fitzgerald was a Senior Vice President of John Hancock Properties, Inc. Prior to that time, he held a number of positions including Senior Real Estate Management Officer and Real Estate Management Officer of John Hancock. He holds an M.B.A. from Boston University and a B.A. from Boston College.

Malcolm G. Pittman, III (age 44), joined John Hancock in 1986 as an Assistant Counsel. He has been a Director of the General Partner since November 1991. His term as a Director of the General Partner expires in May 1996. Mr. Pittman has been a Counsel of John Hancock's Mortgage and Real Estate Law Division since 1993. From 1989 to 1993, he was an Associate Counsel of John Hancock. He holds a J.D. from Yale Law School and a B.A. from Oberlin College.

Susan M. Shephard (age 43), joined John Hancock in 1985 as an Attorney.
She has been a Director of the General Partner since November 1991. Her term as a Director of the General Partner expires in May 1996. Ms. Shephard has been a Mortgage Investment Officer of John Hancock since 1991. From 1988 to 1991, she was an Associate Counsel of John Hancock and from 1987 to 1988, she was an Assistant Counsel of John Hancock. She holds a J.D. from Georgetown University Law Center and a B.A. from the University of Rhode Island.

Richard E. Frank (age 34), joined John Hancock in 1983. He has been Treasurer of the General Partner since June 1993. Mr. Frank has been an Associate Investment Officer of John Hancock since January 1995. From 1993 to 1995, he was a Senior Financial Administrator of John Hancock; from 1991 to 1993, he was an Associate of Hancock Realty Investors, Incorporated; from 1990 to 1991, he held the position of Assistant Treasurer of John Hancock Realty Services Corp. He holds a B.S. from Stonehill College.

Edward P. Dowd (age 53), joined John Hancock in 1970. He has been a Director of Hancock Realty Investors, Incorporated since 1991, and a Director of John Hancock Realty Services Corp. and subsidiaries and John Hancock Property Investors Corp. since 1987. Mr. Dowd has been a Senior Vice President of John Hancock since 1991. From 1989 to 1990, he was a Vice President of John Hancock and from 1986 to 1989, he was a Second Vice President of John Hancock. Prior to that time, he held a number of positions including Senior Real Estate Investment Officer and Real Estate Investment Officer of John Hancock. From July 1982 to May 1986, Mr. Dowd was President of the General Partner. He holds an A.B. from Boston College.

Kevin McGuire (age 49), joined John Hancock in 1968. He has been a Vice President of John Hancock since June 1993 and President of John Hancock Realty Services Corp. and subsidiaries since July 1993. He has been a Managing Director and a Director of Hancock Realty Investors, Incorporated since 1991, and a Director of John Hancock Property Investors Corp. since 1987. Mr. McGuire served as an interim basis President of the General Partner from May 1991 to November 1991 and was President of John Hancock Properties, Inc. from 1987 to 1991. Prior to that time, he held a number of positions including Second Vice President, Senior Real Estate Investment Officer and Real Estate Investment Officer of John Hancock. He holds an M.B.A. from Babson College and a B.A. from Boston College.

Stephen Kindl (age 38), joined John Hancock in 1995 as a Senior Real Estate Investment Officer. Prior to joining John Hancock, he held a number of positions with Aetna Real Estate Investment, Inc., including Managing Director and Director. He holds an M.B.A. from the University of Hartford and a B.S. from the University of Connecticut

(f)   Involvement in certain legal proceedings

None.

Compliance with Section 16(a) of the Exchange Act

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, the General Partner's directors and executive officers, as well as any person holding more than ten percent of the Units, are required to report their initial ownership to the Securities and Exchange Commission and the Partnership (such requirements hereinafter referred to as "Section 16(a) filing requirements"). Specific time deadlines for Section 16(a) filing requirements have been established.

To the Partnership's knowledge, no officer or director of the General Partner has or had an ownership interest in the Partnership during the 1995 fiscal year or as of the date hereof. In addition, to the Partnership's knowledge, the County Employees Annuity and Benefit Fund of Cook County, the greater than 10% holder of Units, was not required to file any reports relating to Section 16(a) filing requirements during the 1995 fiscal year.

Item 11 - Executive Compensation

None of the officers or directors of the General Partner or any of the members of the Real Estate Investment Committee referred to in Item 10(c) receive any current direct remuneration in their capacities as officers, directors or members of the Real Estate Investment Committee, pursuant to any standard arrangements or otherwise, from the Partnership nor is any such remuneration currently proposed. In addition, the Partnership has not given and does not propose to give any options, warrants or rights, including stock appreciation rights, to any such person in such capacities. No remuneration plan or arrangement exists with any such person in such capacities resulting from resignation, retirement or any other termination. Therefore, tables relating to these topics have been omitted.

Compensation Committee Interlocks and Insider Participation:

The Partnership did not have a Compensation Committee in 1995 and does not currently have such a committee. No current or former officer or employer of the General Partner or its Affiliates participated during the 1995 fiscal year in deliberations regarding the General Partner's compensation as it relates to the Partnership.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

(a)   Security ownership of certain beneficial owners

No person or group, including the General Partner, is known by the General Partner to own beneficially more than 5% of the Partnership's 2,415,229 outstanding Units as of December 31, 1995, except as follows:

  Title of   Name and Address of      Amount and Nature of      Percent of
   Class       Beneficial Owner       Beneficial Ownership        Class
   -----       ----------------       --------------------        -----
  Assignee     County Employees          806,451 Units             33.39%
  Units        Annuity and Benefit       owned directly
               Fund of Cook County
               118 N. Clark St.
               Chicago, IL


(b)   Security ownership of management

By virtue of its organization as a Limited Partnership, the Partnership has no officers or directors. Neither the General Partner nor any officer or director of the General Partner possesses the right to acquire a beneficial ownership of Units.

(c)   Changes in Control

The Partnership does not know of any arrangements the operations of which may at a subsequent date result in a change of control of the Partnership.

Item 13 - Certain Relationships and Related Transactions

See Note 4 of the Notes to the Financial Statements included in Item 8 of this Report for a description of certain transactions and related amounts payable by the Partnership to the General Partner and its Affiliates during 1995, 1994 and 1993.

In accordance with the terms of the Partnership Agreement, the General Partner and its Affiliates (as defined in the Partnership Agreement) are entitled to the following types of compensation, fees, profits/(losses), expense reimbursements and distributions:

A reimbursement for Acquisition Expenses (as defined in the Partnership Agreement) incurred by the General Partner or its Affiliates was payable at cost to the General Partner or its Affiliates. The Partnership completed its property acquisitions on March 27, 1992 and, therefore, did not pay any such reimbursements during the years ended 1995, 1994 or 1993.

An Affiliate of the General Partner is entitled to receive a Property Management Fee for providing property management services for the Partnership's properties. The Partnership is obligated to pay a fee equal to the amount customarily charged in arms-length transactions by other entities rendering comparable services for comparable properties in the localities where the Partnership's properties are located but in no event may such fee exceed 6% of the gross receipts of the property under management. To date, no Affiliate of the General Partner has provided property management services to the Partnership. Therefore, the Partnership did not pay any such fees during the years ended 1995, 1994 or 1993.

The General Partner and its Affiliates are also entitled to Reimbursement for Expenses relating to the administrative services necessary to the prudent operation of the Partnership, such as legal, accounting, computer, transfer agent and other services. The amounts charged to the Partnership for such administrative services may not exceed the lesser of the General Partner's or such Affiliate's costs or 90% of those which the Partnership would be required to pay to independent parties for comparable services in the same geographic area. The Partnership reimbursed the General Partner or its Affiliates for $156,119, $121,196 and $122,220 of such expenses during the years ended December 31, 1995, 1994 and 1993, respectively.

A Subordinated Disposition Fee (as defined in the Partnership Agreement) for selling properties is payable to the General Partner in the amount of 3% of the sales price of each property sold. However, no such Subordinated Disposition Fee may be paid to the General Partner unless and until the Investors and the John Hancock Limited Partner have received a return of their total Invested Capital (as defined in the Partnership Agreement) plus the Cumulative Return on Investment (as defined in the Partnership Agreement) of 12% per annum for all fiscal years ended prior to the date of payment. Such Subordinated Disposition Fee may not exceed 50% of the competitive real estate commissions in the area where the property is located or, together with any other brokerage commission payable to or by any other person, exceed 6% of the contract sales price of such property. The Partnership did not pay any such fees during the years ended 1995, 1994 or 1993.

In accordance with Section 8 of the Partnership Agreement (as described more fully in Note 3 to the Financial Statements included in Item 8 of this Report), 5% of Distributable Cash from Operations is distributable to the General Partner and the remaining 95% in the following order of priority: first, to the Investors in an amount sufficient to provide a non-cumulative, non-compounded cash return equal to 7% per annum on their Invested Capital; second, to the John Hancock Limited Partner in an amount sufficient to provide a non-cumulative, non-compounded cash return equal to 7% per annum on its Invested Capital; and third, to the Investors and the John Hancock Limited Partner in proportion to their respective capital contributions. The General Partner's Share of Distributable Cash from Operations was $152,541 for each of the three years ended December 31, 1995, 1994 and 1993, respectively. In accordance with the terms of the Partnership Agreement, the John Hancock Limited Partner was not entitled to receive any such distributions during the years ended 1995, 1994 or 1993.

A Share of Cash from Sales or Financings may be distributed to the General Partner and the John Hancock Limited Partner. Cash from Sales or Financings are distributable in accordance with Section 8 of the Partnership Agreement (as described more fully in Note 3 to the Financial Statements included in Item 8 of this Report). No Sales or Financings have occurred during the years ended 1995, 1994 or 1993 and, therefore, no such distributions were made.

A Share of the Partnership's Profits or Losses for tax purposes is allocable to the General Partner and to the Investors and the John Hancock Limited Partner. Such allocation generally approximates, insofar as practicable, their percentage share of Distributable Cash from Operations and of Cash from Sales or Financings. The General Partner will generally be allocated 1% of Partnership Losses for tax purposes, and the John Hancock Limited Partner will be allocated tax losses associated with the Partnership's sales commissions funded by the John Hancock Limited Partner's Capital Contributions. The General Partner's Share of such Profits or Losses were profits of $178,928, $168,666 and $155,012 during the years ended December 31, 1995, 1994 and 1993, respectively. In accordance with the terms of the Partnership Agreement, the John Hancock Limited Partner was not entitled to any such allocation during the years ended 1995, 1994 or 1993.

The following table reflects all compensation, fees, profits/(losses), expense reimbursements and distributions from the Partnership to the General Partner and/or its Affiliates for the three years ended December 31, 1995:

                                              Years Ended December 31,
                                             1995       1994        1993
                                             ----       ----        ----
  Operating Expenses                       $156,119   $121,196   $122,220
  General Partner Share of Distributable
    Cash from Operations                    152,541    152,541    152,541
  General Partner Share of Profits or
  Losses for tax purposes                   178,928    168,666    155,012

                                 Part IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) and (2) - Listed on Index to Financial Statements and Financial Statement Schedules.

     (3)          -  Listing of Exhibits

Exhibit Number                                   Page Number or
   Under                                        Incorporation by
Regulation S-K    Description                      Reference

  4         Instruments defining the rights
            of security holders

     4.1    Amended and Restated                  Exhibit A to the
            Agreement of Limited                  Prospectus
            Partnership*                          filed under
                                                  the Partnership's
                                                  Amendment No. 1 to
                                                  Form S-11
                                                  Registration
                                                  Statement
                                                  (File 33-25298)

     4.2    Subscription Agreement                Exhibit D to the
            Signature Page and Power of           Prospectus
            Attorney whereby a subscriber         filed under
            agrees to purchase Units and          the Partnership's
            adopts the provisions of the          Amendment No. 1 to
            Amended Agreement of Limited          Form S-11
            Partnership*                          Registration
                                                  Statement
                                                  (File 33-25298)

     4.3    Copy of Certificate of                Exhibit 4.3 to the
            Limited Partnership filed             Partnership's
            with the Massachusetts Secretary      Amendment No. 1 to
            of State on November 4, 1988*         Form S-11
                                                  Registration
                                                  Statement
                                                  (File 33-25298)

     4.4    Copy of First Amendment and           Exhibit 4.4 to the
            Restatement of Certificate            Partnership's
            of Limited Partnership filed          Amendment No. 1 to
            with the Massachusetts Secretary      Form S-11
            of State on February 8, 1989*         Registration
                                                  Statement
                                                  (File 33-25298)

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

  10        Material contracts and other
            documents

     10.1   Form of Escrow Agreement*             Exhibit 10.1 to
                                                  the Partnership's
                                                  Amendment No. 1 to
                                                  Form S-11
                                                  Registration Statement
                                                  (File 33-25298)

     10.2   Documents relating to Quince
            Orchard CorporateCenter

     (a)    Investment Agreement dated            Exhibit 10.2(a) to
            December 27, 1988, among              the Partnership's
            JH Quince Orchard Partners,           Amendment No. 1 to
            Quad Properties, Inc. and             Form S-11
            General Electric Real Estate          Registration Statement
            Credit Operations*                    (File 33-25298)

     (b)    Amended and Restated Partnership      Exhibit 10.2(b) to
            Agreement for QOCC-1 Associates       the Partnership's
            dated December 27, 1988, among        Amendment No. 1 to
            JH Quince Orchard Partners,           Form S-11
            Quad Properties, Inc. and             Registration
            General Electric Real Estate          Statement
            Credit Operations*                    (File 33-25298)

     (c)    Property Management Agreement         Exhibit 10.2(c) to
            dated December 27, 1988,              the Partnership's
            between QOCC-1 Associates and         Amendment No. 1 to
            Quadrangle Development                Form S-11
            Corporation*                          Registration Statement
                                                  (File 33-25298)

     (d)    Partnership Agreement for             Exhibit 10.2(d) to
            JH Quince Orchard Partners            the Partnership's
            dated as of December 23, 1988,        Amendment No. 1 to
            between John Hancock Realty           Form S-11
            Income Fund-II Limited                Registration
            Partnership and John Hancock          Statement
            Realty Income Fund-III Limited        (File 33-25298)
            Partnership*

     10.3   Documents relating to Palms
            of Carrollwood Shopping Center

     (a)    Letter Agreement dated November 9,    Exhibit 1 to the
            1989 between Special Asset            Partnership's Report
            Holdings, Inc. and John Hancock       on Form 8-K dated
            Realty Equities, Inc.*                December 29, 1989
                                                  (File 33-25298)

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

     (b)    Amendment to Agreement of Purchase    Exhibit 2 to the
            and Sale dated August 28, 1989        Partnership's Report
            between Special Asset Holding Inc.    on Form 8-K dated
            and John Hancock Realty Equities,     December 29, 1989
            Inc.*                                 (File 33-25298)

     (c)    Agreement of Purchase and Sale        Exhibit 3 to the
            dated June 22, 1989, between          Partnership's Report on
            Special Asset Holding Inc. and        Form 8-K dated
            John Hancock Realty Equities,         December 29, 1989
            Inc.*                                 (File 33-25298)

     (d)    Warranty and Guaranty dated           Exhibit 4 to the
            December 28, 1989 between             Partnership's Report
            Pittsburgh National Bank and          on Form 8-K dated
            John Hancock Realty Income Fund -     December 29, 1989
            III Limited Partnership.*             (File 33-25298)

     (e)    Rental Escrow Agreement dated         Exhibit 5 to the
            December 28, 1989 relating to         Partnership's Report
            Palms of Carrollwood Shopping         on Form 8-K dated
            Center.*                              December 29, 1989
                                                  (File 33-25298)

     10.4   Documents relating to Yokohama
            Tire Warehouse

     (a)    Agreement of Purchase and Sale        Exhibit to the
            dated June 25, 1991 between D/S       Partnership's Report
            Louisville Joint Venture and John     on Form 8-K dated
            Hancock Realty Income Fund-III        July 25, 1991
            Limited Partnership.*                 (File 0-18563)

     (b)    Lease/Purchase option dated           Exhibit to the
            October 12, 1989 relating to          Partnership's Report
            Yokohama Tire Warehouse*              on Form 8-K dated
                                                  July 25, 1991
                                                  (File 0-18563)

     (c)    Amendment to lease dated              Exhibit to the
            September 24, 1990 relating to        Partnership's Report
            Yokohama Tire Warehouse*              on Form 8-K dated
                                                  July 25, 1991
                                                  (File 0-18563)

     10.5   Documents relating to the
            Purina Mills Distribution Building

     (a)    Agreement of Purchase and Sale        Exhibit 1 to the
            dated November 25, 1991 between       Partnership's report on
            Perkinson Realty Corporation and      Form 8-K dated
            John Hancock Realty Income            December 27, 1991
            Fund-III Limited Partnership*         (File 0-18563)

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

     (b)    Office/Warehouse lease dated          Exhibit 2 to the
            April 16, 1991 relating to the        Partnership's report on
            Purina Mills Distribution             Form 8-K dated
            Building*                             December 27, 1991
                                                  (File 0-18563)

     10.6   Documents relating to the
            Allmetal Distribution Building

     (a)    Real Estate Sale Agreement            Exhibit 1 to Amendment
            dated January 31, 1992 between        Number 1 on Form 8 to
            The Travelers Insurance Company       the Partnership's report
            and John Hancock Realty               on Form 8-K dated
            Income Fund-III Limited               February 11, 1992
            Partnership*                          (File 0-18563)

     10.7   Documents relating to the Stone
            Container Building

     (a)    Agreement of Purchase and             Exhibit 1 to Amendment
            Sale dated January 30, 1992           Number 2 on Form 8 to
            between World Park Limited            the Partnership's report
            Partnership and John Hancock          on Form 8-K dated
            Realty Income Fund-III                February 11, 1992
            Limited Partnership*                  (File 0-18563)

     (b)    Amendment to Purchase                 Exhibit 2 to Amendment
            and Sale Agreement dated              Number 2 on Form 8 to
            February 28, 1992 between             the Partnership's report
            World Park Limited Partnership        on Form 8-K dated
            and John Hancock Realty Income        February 11, 1992
            Fund-III Limited Partnership*         (File 0-18563)

     (c)    Lease dated March 2, 1992             Exhibit 3 to Amendment
            relating to the Stone                 Number 2 on Form 8 to
            Container Building*                   the Partnership's report
                                                  on Form 8-K dated
                                                  February 11, 1992
                                                  (File 0-18563)

     10.8 Documents relating to the Business Center at Pureland

     (a)    Agreement of Purchase and Sale        Exhibit 1 to Amendment
            dated January 24, 1992 between        Number 3 on Form 8 to
            The Prentiss/Copley Investment        the Partnership's report
            Group and John Hancock Realty         on Form 8-K dated
            Income Fund-III Limited               February 11, 1992
            Partnership*                          (File 0-18563)

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

     (b)    Amendment to Purchase and Sale        Exhibit 2 to Amendment
            Agreement dated March 5, 1992         Number 3 on Form 8 to
            between The Prentiss/Copley           the Partnership's report
            Investment Group and John             on Form 8-K dated
            Hancock Realty Income Fund-III        February 11, 1992
            Limited Partnership*                  (File 0-18563)

     (c)    Lease dated February 5, 1991          Exhibit 3 to Amendment
            relating to Building Number One       Number 3 on Form 8 to
            at the Business Center at             the Partnership's report
            Pureland*                             on Form 8-K dated
                                                  February 11, 1992
                                                  (File 0-18563)

     (d)    First Amendment to Lease              Exhibit 4 to Amendment
            dated March 26, 1992 relating         Number 3 on Form 8 to
            to Building Number One at the         the Partnership's report
            Business Center at Pureland*          on Form 8-K dated
                                                  February 11, 1992
                                                  (File 0-18563)

     (e)    Lease Agreement dated                 Exhibit 5 to Amendment
            December 7, 1989 relating to          Number 3 on Form 8 to
            Building Number Two at the            the Partnership's report
            Business Center at Pureland*          on Form 8-K dated
                                                  February 11, 1992
                                                  (File 0-18563)

     (f)    First Amendment to Lease              Exhibit 6 to Amendment
            dated January 4, 1990 relating        Number 3 on Form 8 to
            to Building Number Two at the         the Partnership's report
            Business Center at Pureland*          on Form 8-K dated
                                                  February 11, 1992
                                                  (File 0-18563)

     (g)    Second Amendment to Lease             Exhibit 7 to Amendment
            dated March 16, 1990 relating         Number 3 on Form 8 to
            to Building Number Two at the         the Partnership's report
            Business Center at Pureland*          on Form 8-K dated
                                                  February 11, 1992
                                                  (File 0-18563)

     (h)    Third Amendment to Lease              Exhibit 8 to Amendment
            dated September 17, 1990              Number 3 on Form 8 to
            relating to Building Number           the Partnership's report
            Two at the Business Center            on Form 8-K dated
            at Pureland*                          February 11, 1992
                                                  (File 0-18563)

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

     10.9   Documents relating to the
            Management Agreement

     (a)    Management Agreement dated January    Exhibit 10.9(a) to the
            1, 1992 between Hancock Realty        Partnership's report on
            Investors Incorporated and            Form 10-K dated
            John Hancock Realty Equities,         December 31, 1992
            Inc.*                                 (File 0-18563)

     (b)    Agreement Concerning Subcontracting   Exhibit 10.9(b) to the
            of Management Services Pertaining     Partnership's report
            to John Hancock Realty Income         on Form 10-K dated
            Fund-III Limited Partnership          December 31, 1993
            dated May 28, 1993between John        (File 0-18563)
            Hancock Realty Equities, Inc.,
            Hancock Realty Investors,
            Incorporated and John Hancock
            Mutual Life Insurance Company*

     10.10  Documents relating to Executive
            Compensation Plans and Arrangements

     (a)    Amended and Restated Agreement of     Exhibit A to the
            Limited Partnership*                  Prospectus filed
                                                  under the Partnership's
                                                  Amendment No. 1 to
                                                  Form S-11
                                                  Registration Statement
                                                  (File 33-25298)

(b) There were no reports on Form 8-K filed during the quarter ended December 31, 1995.

(c)  Exhibits - See Item 14 (a) (3) of this Report.

(d) Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate section of this Report commencing on Page F-16.



  ----------------------
  +Filed herewith
  *Incorporated by reference

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 1996.

                               JOHN HANCOCK REALTY INCOME FUND-III
                               LIMITED PARTNERSHIP

                               By: John Hancock Realty Equities, Inc.
                                   General Partner


                               By: WILLIAM M. FITZGERALD
                                   --------------------------------
                                   William M. Fitzgerald, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of March, 1996.


   Signatures                         Title
   ----------                         -----

                               President (Principal Executive Officer) and
                               Director of John Hancock Realty Equities,
   WILLIAM M. FITZGERALD       Inc. (General Partner of Registrant)
   ---------------------
   William M. Fitzgerald


                               Treasurer (Chief Accounting Officer) of
                               John Hancock Realty Equities, Inc.
  RICHARD E. FRANK             (General Partner of Registrant)
  ----------------------
  Richard E. Frank


                               Director of John Hancock Realty Equities,
  MALCOLM G. PITTMAN           Inc. (General Partner of Registrant)
  ---------------------
  Malcolm G. Pittman, III


                               Director of John Hancock Realty Equities,
  SUSAN M. SHEPHARD            Inc. (General Partner of Registrant)
  ---------------------
  Susan M. Shephard

                        ANNUAL REPORT ON FORM 10-K



               ITEM 8, ITEM 14 (a) (1) AND (2), (c) AND (d)



               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



     INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



                       YEAR ENDED DECEMBER 31, 1995



         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP



                          BOSTON, MASSACHUSETTS

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)



     INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                     (ITEMS 8 AND 14 (A) (1) AND (2))




(1) Financial Statements                                          Page


     Report of Independent Auditors                                F-3

     Balance Sheets at December 31, 1995 and 1994                  F-4

     Statements of Operations for the Years Ended
     December 31, 1995, 1994 and 1993                              F-5

     Statements of Partners' Equity for the Years Ended
     December 31, 1995, 1994 and 1993                              F-6

     Statements of Cash Flows for the Years Ended
     December 31, 1995, 1994 and 1993                              F-7

     Notes to Financial Statements                                 F-8


(2) Financial Statement Schedules


     Schedule III: Real Estate and Accumulated Depreciation        F-16


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                      Report of Independent Auditors



To the Partners
John Hancock Realty Income Fund-III Limited Partnership

We have audited the accompanying balance sheets of John Hancock Realty Income Fund-III Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of John Hancock Realty Income Fund-III Limited Partnership at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                               ERNST & YOUNG LLP


February   9,   1996,
 except  for Note  9,
 as   to  which   the
 date   is   February
 15, 1996

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                              BALANCE SHEETS

                                  ASSETS
                                                       December 31,
                                                   1995           1994
                                                   ----           ----
Current assets:
 Cash and cash equivalents                     $2,431,272     $2,637,722
 Restricted cash                                    6,323         55,657
 Other current assets                             282,343        154,155
                                              -----------    -----------
                                                2,719,938      2,847,534
Investment in property:
 Land                                           8,410,535      8,410,535
 Building and improvements                     24,942,540     24,942,540
                                              -----------    -----------
                                               33,353,075     33,353,075
 Less:   accumulated depreciation               3,819,371      2,989,706
                                              -----------    -----------
                                               29,533,704     30,363,369

Investment in joint venture                     7,907,123      7,946,957

Long-term restricted cash                          91,885         48,246

Deferred expenses, net of accumulated
 amortization of $724,584 in 1995,
 and $529,212 in 1994                           1,556,764        866,981

Other assets                                       15,138          6,340
                                              -----------    -----------
   Total assets                               $41,824,552    $42,079,427
                                              ===========    ===========

                    LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses           $240,389       $229,440
 Accounts payable to affiliates                    38,412         30,053
                                              -----------    -----------
   Total current liabilities                      278,801        259,493

Partners' equity/(deficit):
 General partner's                               (44,553)       (78,720)
 Limited partners'                             41,590,304     41,898,654
                                              -----------    -----------
   Total partners' equity                      41,545,751     41,819,934
                                              -----------    -----------
   Total liabilities and partners'
     equity                                   $41,824,552    $42,079,427
                                              ===========    ===========

                    See Notes to Financial Statements

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                         STATEMENTS OF OPERATIONS

                                               Years Ended December 31,
                                            1995         1994        1993
                                            ----         ----        ----
Income:
  Rental income                         $3,404,659  $3,407,133   $3,397,962
  Income from joint venture                755,198     541,187      221,739
  Interest income                          162,332     105,917      107,122
                                        ----------  ----------   ----------
   Total income                          4,322,189   4,054,237    3,726,823

Expenses:

  Depreciation                             829,665     829,665      829,665
  Property operating expenses              264,629     266,312      284,749
  Amortization of deferred expenses        209,655     226,156      195,115
  General and administrative expenses      241,608     188,843      189,255
                                        ----------  ----------   ----------
   Total expenses                        1,545,557   1,510,976    1,498,784
                                        ----------  ----------   ----------
   Net income                           $2,776,632  $2,543,261   $2,228,039
                                        ==========  ==========   ==========

Allocation of net income:
     General Partner                      $186,708    $175,393     $152,596
     John Hancock Limited Partner                -           -            -
     Investors                           2,589,924   2,367,868    2,075,443
                                        ----------  ----------   ----------
                                        $2,776,632  $2,543,261   $2,228,039
                                        ==========  ==========   ==========

Net Income per Unit                         $1.07        $0.98       $0.86
                                        ==========  ==========   ==========


















                    See Notes to Financial Statements

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY
               Years Ended December 31, 1995, 1994 and 1993

                                                      General          Limited
                                                      Partner          Partners        Total
                                                      -------         ---------        -----
Partners' equity/(deficit) at January 1, 1993
   (2,415,234 Units outstanding)                    ($101,627)       $43,251,891    $43,150,264

Less:  Cash distributions                            (152,541)       (2,898,274)    (3,050,815)

Add:   Net income                                      152,596         2,075,443      2,228,039
                                                      --------       -----------     ----------

Partners' equity/(deficit) at December 31, 1993
   (2,415,234 Units outstanding)                     (101,572)        42,429,060     42,327,488

Less:  Cash distributions                            (152,541)       (2,898,274)    (3,050,815)

Add:   Net income                                      175,393         2,367,868      2,543,261
                                                      --------       -----------     ----------

Partners' equity/(deficit) at December 31, 1994
   (2,415,234 Units outstanding)                      (78,720)        41,898,654     41,819,934

Less:  Cash distributions                            (152,541)       (2,898,274)    (3,050,815)

Add:   Net income                                      186,708         2,589,924      2,776,632
                                                      --------       -----------     ----------

Partners' equity/(deficit) at December 31, 1995
   (2,415,234 Units outstanding)                     ($44,553)       $41,590,304    $41,545,751
                                                      ========       ===========    ===========
















                    See Notes to Financial Statements

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                         STATEMENTS OF CASH FLOWS

                                                                  Years Ended December 31,
                                                          1995              1994             1993
                                                          ----              ----             ----
Operating activities:
  Net income                                           $2,776,632       $2,543,261        $2,228,039
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                          829,665          829,665           829,665
    Amortization of deferred expenses                     209,655          226,156           195,115
    Cash distributions over/(under) equity
       in income from joint venture                        39,834         (28,510)           170,261
                                                       ----------       ----------        ----------
                                                        3,855,786        3,570,572         3,423,080
  Changes in operating assets and liabilities:
    Decrease/(increase) in restricted cash                  5,695          (8,957)             (420)
    Increase in other current assets                    (128,188)         (39,357)          (13,100)
    Increase in other assets                              (8,798)                -                 -
    Increase/(decrease) in accounts payable and
       accrued expenses                                    10,949           40,954          (12,747)
    Increase/(decrease) in accounts payable
       to affiliates                                        8,359           17,403          (14,152)
                                                       ----------       ----------        ----------
       Net cash provided by operating activities        3,743,803        3,580,615         3,382,661

Investing activities:
  Increase in investment in joint venture                       -      (1,104,902)         (177,340)
  Acquisition of deferred expenses
     and other assets                                   (899,438)         (57,377)          (31,192)
                                                       ----------       ----------        ----------
       Net cash used in investing activities            (899,438)      (1,162,279)         (208,532)

Financing activities:
  Cash distributed to Partners                        (3,050,815)      (3,050,815)       (3,050,815)
                                                       ----------       ----------        ----------
       Net cash used in financing activities          (3,050,815)      (3,050,815)       (3,050,815)
                                                       ----------       ----------        ----------
       Net increase/(decrease) in cash and
          cash equivalents                              (206,450)        (632,479)           123,314

       Cash and cash equivalents at beginning
          of year                                       2,637,722        3,270,201         3,146,887
                                                       ----------       ----------        ----------
       Cash and cash equivalents at end
          of year                                      $2,431,272       $2,637,722        $3,270,201
                                                       ==========       ==========        ==========


                    See Notes to Financial Statements

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS

1.   Organization of Partnership
     ---------------------------
     John Hancock Realty Income Fund-III Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on November 4, 1988. As of December 31, 1995, the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-III Assignor, Inc. (the "Assignor Limited Partner"); and 2,671 Unitholders (the "Investors"). The Assignor Limited Partner holds five Investor Limited Partnership Interests for its own account and 2,415,229 Assignee Units (the "Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,100, representing capital contributions of $1,000 from the General Partner, $1,000 from the John Hancock Limited Partner, and $100 from the Assignor Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Units at $20 per unit. During the offering period, which terminated on February 15, 1991, 2,415,229 Units were sold and the John Hancock Limited Partner made additional capital contributions of $3,863,366. There were no changes in the number of Units outstanding subsequent to the termination of the offering period. The Partnership is engaged solely in the business of acquiring, holding for investment and disposing of existing income-producing retail, industrial and office properties on an all-cash basis, free and clear of mortgage indebtedness. Although the Partnership's properties were acquired and are held free and clear of mortgage indebtedness, the Partnership may incur mortgage indebtedness under certain circumstances as specified in the Partnership Agreement.

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

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)

2.   Significant Accounting Policies
     -------------------------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

     The Partnership maintains its accounting records and recognizes rental revenue on the accrual basis.

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

     Acquisition fees for the joint venture investment have been deferred and are being amortized on a straight-line basis over a period of thirty-one and a half years. Other deferred acquisition fees are being amortized on a straight-line basis over a period of eighty-four months. Capitalized tenant improvements and lease commissions are being amortized on a straight-line basis over the terms of the leases to which they relate.

     No provision for income taxes has been made in the financial statements as such taxes are the responsibility of the individual partners and not of the Partnership.

     The net income per Unit for the years ended December 31, 1995, 1994 and 1993 is calculated by dividing the Investors' share of net income by the number of Units outstanding during each year.

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)

2.   Significant Accounting Policies (continued)
     -------------------------------
     In March 1995, the Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership adopted Statement No. 121 in the fourth quarter of 1995. The effect of adoption is not material.

3.   The Partnership Agreement
     -------------------------
     Distributable Cash from Operations (defined in the Partnership Agreement) is distributed 5% to the General Partner and the remaining 95% in the following order of priority: first, to the Investors until they receive a 7% non-cumulative, non-compounded annual cash return on their Invested Capital (defined in the Partnership Agreement) second, to the John Hancock Limited Partner until it receives a 7% non-cumulative, non-compounded annual cash return on its Invested Capital; and third, to the Investors and the John Hancock Limited Partner in proportion to their respective Capital Contributions (defined in the Partnership Agreement). However, any Distributable Cash from Operations which is available as a result of a reduction in working capital reserves funded by Capital Contributions of the Investors will be distributed 100% to the Investors.

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

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)

4.   Transactions with the General Partner and Affiliates
     ----------------------------------------------------
     Fees, commissions and other costs incurred or paid by the General Partner or its Affiliates during the three years ended December 31, 1995, 1994 and 1993, and to which the General Partner or its Affiliates are entitled to reimbursement from the Partnership were $156,119, $121,196 and $122,220, respectively. These expenses are included in expenses on the Statements of Operations.

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
                                                 ===========  ===========

     The real estate market is cyclical in nature and is materially affected by general economic trends and economic conditions in the market where a property is located. As a result, determination of real estate values involves subjective judgments. These judgments are based on current market conditions and assumptions related to future market conditions. These assumptions involve, among other things, the availability of capital, occupancy rates, rental rates, interest rates and inflation rates. Amounts ultimately realized from each property may vary significantly from the market values presented and the differences could be material. Actual market values of real estate can be determined only by negotiation between the parties in a sales transaction.

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)

5.   Investment in Property (continued)
     ----------------------
     The Partnership leases its properties to non-affiliated tenants primarily under long-term operating leases.

     At December 31, 1995, future minimum rentals on non-cancelable leases relating to the above properties were as follows:

                         1996                $3,679,923
                         1997                 3,564,227
                         1998                 3,612,212
                         1999                 1,725,764
                         2000                 1,451,611
                         Thereafter           6,339,433
                                            -----------
                            Total           $20,373,170
                                            ===========

6.   Investment in Joint Venture
     ---------------------------
     On December 28, 1988, the Partnership invested $75,000 to acquire a 0.5% interest in JH Quince Orchard Partners (the "Affiliated Joint Venture"), a joint venture between the Partnership and John Hancock Realty Income Fund-II Limited Partnership ("Income Fund-II"). The Partnership had an initial 0.5% interest and Income Fund-II had an initial 99.5% interest in the Affiliated Joint Venture. Pursuant to the partnership agreement of the Affiliated Joint Venture, the Partnership had the option, exercisable prior to December 31, 1990, to increase its investment and interest in the Affiliated Joint Venture to 50%. During the second quarter of 1989, the Partnership exercised such option and Income Fund-II transfered a 49.5% interest in the Affiliated Joint Venture to the Partnership for cash in the aggregate amount of $7,325,672. The Partnership has held a 50% interest in the Affiliated Joint Venture since the second quarter of 1989.

     On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership which owns and operates the Quince Orchard Corporate Center, a three-story office building and related
     land and improvements located in Gaithersburg, Maryland.   During the
     years ended December 31, 1994 and 1993, the partners in QOCC-1 Associates were required to make additional capital contributions towards the funding of leasing costs incurred at the property. In accordance with the terms of the partnership agreement of QOCC-1 Associates, the Affiliated Joint Venture contributed 95% of such additional capital, the Partnership's share of which amounted to an aggregate of $1,282,242. Of the cumulative total invested capital in QOCC-1 Associates at December 31, 1995, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

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

     Summarized financial information for QOCC-1 Associates is as follows:

                                                    Financial Position at
                                                         December 31,
                                                     1995          1994
                                                     ----          ----
      Current assets                              $168,756       $185,785
      Deferred expenses, net                     2,140,529      2,428,865
      Other assets                               1,623,912      1,004,518
      Investment in property, net               12,644,363     13,013,140
                                               -----------    -----------
        Total assets                           $16,577,560    $16,632,308
                                               ===========    ===========

      Current liabilities                         $465,743       $429,182
      Minority interest                            361,521        373,162
      Partners' equity                          15,750,296     15,829,964
                                               -----------    -----------
        Total liabilities and equity           $16,577,560    $16,632,308
                                               ===========    ===========

                                            Results of Operations
                                           Years Ended December 31,
                                       1995          1994         1993
                                       ----          ----         ----
      Total income                 $2,719,151   $2,243,942    $1,294,989
      Total expenses                1,180,460    1,144,080       853,695
                                   ----------   ----------    ----------
        Net income                 $1,538,691   $1,099,862      $441,294
                                   ==========   ==========    ==========

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)

7.   Deferred Expenses
     -----------------
     Deferred expenses consist of the following:
                                                       Unamortized Balance
                                                         at December 31,
          Description                                    1995        1994
          -----------                                    ----        ----
       $152,880 of acquisition fees for
       investment in the Affiliated Joint
       Venture.  This amount
       is amortized over a period
       of 31.5 years.                                  $119,109    $123,962

       $782,979 of tenant improvements.  These
       amounts are amortized over the terms
       of the leases to which they relate.              719,916      13,332

       $271,868 of lease commissions.  These
       amounts are amortized over the terms
       of the leases to which they relate.              219,273      77,846

       $1,073,621 of acquisition fees paid to the
       General Partner.  This amount
       is amortized over a period of
       eighty-four months.                              498,466     651,841
                                                     ----------    --------
                                                     $1,556,764    $866,981
                                                     ==========    ========
8.   Federal Income Taxes
     -------------------
     A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                       Years Ended December 31,
                                                                    1995         1994        1993
                                                                    ----         ----        ----
       Net income per Statements of Operations                   $2,776,632  $2,543,261   $2,228,039
       Add/(less):   Excess of book depreciation
                        over tax depreciation                       142,021     142,890      142,276
                     Excess of book amortization
                        over tax amortization                        59,511      81,580        8,180
                     Other income                                 (195,901)   (183,625)     (16,333)
                     Other expenses                                       -      20,966       34,568
                                                                 ----------  ----------   ----------
       Net income for federal income tax purposes                $2,782,263  $2,605,072   $2,396,730
                                                                 ==========  ==========   ==========

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)

9.   Subsequent Events
     -----------------
     On February 15, 1996, the Partnership made a cash distribution in the aggregate amount of $762,704, based on Distributable Cash from Operations for the quarter then ended. This amount was allocated 5% ($38,135) to the General Partner and 95% ($724,569) to the Investors, in accordance with the Partnership Agreement, and represents a 6% annualized return to all Investors of record on December 31, 1995.

                                   JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                                            (A Massachusetts Limited Partnership)

                                                         SCHEDULE III

                                           REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                 Year Ended December 31, 1995


                                                                    Costs
                                                                 Capitalized
                                       Initial Costs to         Subsequent to                   Gross Amount
                                         Partnership             Acquisition        At Which Carried at Close of Period
                                    ---------------------- -----------------------  -----------------------------------
                                               Buildings                                         Buildings
                                                  and                                               and
Description           Encumbrances    Land    Improvements ImprovementsWrite-down (1)    Land   Improvements  Total (2)
-----------           ------------    ----    ------------ --------------------------    ----   ------------  ---------
Palms of Carrollwood
  Shopping Center
Tampa, FL                     -  $6,000,000   $ 6,359,816     $2,162   ($1,431,400) $ 5,305,135  $5,625,443  $10,930,578

Yokohama Tire Warehouse
Louisville, KY                -     742,000     8,610,221          -              -     742,000   8,610,221    9,352,221

Purina Mills Distribution
  Building
St. Louis, MI                 -     570,400     3,633,006          -              -     570,400   3,633,006    4,203,406

Allmetal Distribution Building
Carrollton, TX               -      263,000     1,373,050         -              -      263,000   1,373,050    1,636,050

Stone Container Building
Cincinnati, OH               -      480,000     1,608,804         -              -      480,000   1,608,804    2,088,804

Business Center at Pureland
Bridgeport, NJ                -   1,050,000     4,092,016          -              -   1,050,000   4,092,016    5,142,016
                             --  ----------   -----------    -------     ----------  ---------- -----------  -----------
                              -  $9,105,400   $25,676,913     $2,162    ($1,431,400) $8,410,535 $24,942,540  $33,353,075
                             ==  ==========   ===========    =======     ==========  ========== ===========  ===========

                                   JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                                            (A Massachusetts Limited Partnership)

                                                   SCHEDULE III (Continued)

                                           REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                 Year Ended December 31, 1995


                                                                                   Life on Which
                                                                                  Depreciation in
                                                                                  Latest Statement
                                  Accumulated           Date of       Date         of Operations
   Description                  Depreciation (5)      Construction  Acquired        is Computed
   -----------                  ----------------      ------------  --------        -----------
Palms of Carrollwood
  Shopping Center
Tampa, FL                        $1,167,347               1984     12/28/89             30 Years

Yokohama Tire Warehouse
Louisville, KY                    1,279,575               1991      7/17/91             30 Years

Purina Mills Distribution
  Building
St. Louis, MI                       484,401               1991     12/27/91             30 Years

Allmetal Distribution Building
Carrollton, TX                      175,445               1987       3/6/92             30 Years

Stone Container Building
Cincinnati, OH                      201,101               1991      3/16/92             30 Years

Business Center at Pureland
Bridgeport, NJ                      511,502               1989      3/27/92             30 Years

                                 $3,819,371

(1) This write-down of carrying value represents a deterioration in the value of the property based upon the General Partner's estimate.
     For further discussion relating to the determination of property write-downs, please see "Management's Discussion and Analysis of Financial Condition" included in Item 7 of this Report.

(2) The Partnership's properties' aggregate cost for federal income tax purposes at December 31, 1995 are as follows:

         Property                                             Amount
         --------                                             ------
      Palms of Carrollwood Shopping Center                 $12,375,787
      Yokohama Tire Warehouse                                9,352,221
      Purina Mills Distribution Building                     4,203,406
      Allmetal Distribution Building                         1,636,050
      Stone Container                                        2,088,804
      Business Center at Pureland                            5,162,776
                                                           -----------
                                                           $34,819,044
                                                           ===========

     The Partnership's aggregate cost for federal income tax purposes may differ from the aggregate cost for Financial Statement purposes.
     The tax basis excludes property write-downs which were recognized for Financial Statement purposes.

                                   JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                                            (A Massachusetts Limited Partnership)

                                                   SCHEDULE III (Continued)

                                           REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                 Year Ended December 31, 1995


(3)  Reconciliation of Real Estate and Accumulated Depreciation:

                                                               Years Ended December 31,
                                                         1995           1994            1993
                                                         ----           ----            ----
     Investment in Real Estate
          Balance at beginning of year                $33,353,075    $33,353,075    $33,353,075
            Other acquisitions                                  -              -              -
            Adjustment to purchase price                        -              -              -
                                                      -----------    -----------    -----------
          Balance at end of year                      $33,353,075    $33,353,075    $33,353,075
                                                      ===========    ===========    ===========

     Accumulated Depreciation
          Balance at beginning of year                 $2,989,706     $2,160,041     $1,330,376
            Additions charged to costs and expenses       829,665        829,665        829,665
                                                      -----------    -----------    -----------
          Balance at end of year                       $3,819,371     $2,989,706     $2,160,041
                                                      ===========    ===========    ===========








                                                          F-18

