Form 10-Q
period 1996-03-31
HANCOCK JOHN REALTY INCOME FUND III LIMITED PARTNERSHIP
filed 1996-05-15
CIK 842741

21





                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC  20549

                                FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended March 31, 1996

Commission File Number           0-18563


         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
          (Exact name of registrant as specified in its charter)

             Massachusetts                        04-3025607
    (State or other Jurisdiction of             (IRS Employer
     Incorporation or Organization)          Identification No.)

    200 Clarendon Street, Boston, MA                02117
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
                   (A Massachusetts Limited Partnership)


                                  INDEX


PART I:   FINANCIAL INFORMATION                                      PAGE

     Item 1  -  Financial Statements:

                Balance Sheets at March 31, 1996 and
                December 31, 1995                                     3

                Statements of Operations for the Three
                Months Ended March 31, 1996 and 1995                  4

                Statements of Partners' Equity for the
                Three Months Ended March 31, 1996 and
                for the Year Ended December 31, 1995                  5

                Statements of Cash Flows for the Three
                Months Ended March 31, 1996 and 1995                  6

                Notes to Financial Statements                      7-14

     Item 2 -   Management's Discussion and Analysis of
                Financial Condition and Results of Operations     15-21


PART II:  OTHER INFORMATION                                           22

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      PART I:  FINANCIAL INFORMATION
                      Item 1:  Financial Statements

                              BALANCE SHEETS
                               (Unaudited)

                                  ASSETS
                                              March 31,     December 31,
                                                 1996           1995
                                                 ----           ----
Current assets:
  Cash and cash equivalents                  $2,815,681     $2,431,272
  Restricted cash                                10,693          6,323
  Other current assets                          156,739        282,343
                                            -----------    -----------
                                              2,983,113      2,719,938
Investment in property:
  Land                                        8,410,535      8,410,535
  Building and improvements                  24,942,540     24,942,540
                                            -----------    -----------
                                             33,353,075     33,353,075
  Less:   accumulated depreciation            4,026,787      3,819,371
                                            -----------    -----------
                                             29,326,288     29,533,704

Investment in joint venture                   7,813,059      7,907,123
Long-term restricted cash                        90,123         91,885
Deferred expenses, net of accumulated
  amortization of $799,826 in 1996 and
  $724,584 in 1995                            1,548,633      1,556,764

Other assets                                     15,138         15,138
                                            -----------    -----------
     Total assets                           $41,776,354    $41,824,552
                                            ===========    ===========

                     LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses        $235,724       $240,389
  Accounts payable to affiliates                 44,733         38,412
                                            -----------    -----------
     Total current liabilities                  280,457        278,801

Partners' equity/(deficit):
  General partner's                            (34,112)       (44,553)
  Limited partners'                          41,530,009     41,590,304
                                            -----------    -----------
     Total partners' equity                  41,495,897     41,545,751
                                            -----------    -----------
     Total liabilities and partners'
       equity                               $41,776,354    $41,824,552
                                            ===========    ===========

                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                         STATEMENTS OF OPERATIONS
                               (Unaudited)


                                                    Three Months Ended
                                                        March 31,
                                                 1996              1995
                                                 ----              ----
Income:

  Rental income                                $889,435         $855,159
  Income from joint venture                     181,516          188,211
  Interest income                                32,725           37,712
                                             ----------       ----------
     Total income                             1,103,676        1,081,082

Expenses:

  Depreciation                                  207,416          207,416
  Property operating expenses                    56,352           64,206
  Amortization of deferred expenses              75,242           46,854
  General and administrative expenses            51,816           54,228
                                             ----------       ----------
     Total expenses                             390,826          372,704
                                             ----------       ----------
     Net income                                $712,850         $708,378
                                             ==========       ==========

Allocation of net income:

  General Partner                               $48,576          $47,217
  John Hancock Limited Partner                        -                -
  Investors                                     664,274          661,161
                                             ----------       ----------
                                               $712,850         $708,378
                                             ==========       ==========

Net Income per Unit                               $0.28            $0.27
                                             ==========       ==========












                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY
                               (Unaudited)

                  Three Months Ended March 31, 1996 and
                       Year Ended December 31, 1995


                                                      General          Limited
                                                      Partner          Partners        Total
                                                      -------          --------        -----
Partners' equity/(deficit) at January 1, 1995
  (2,415,234 Units outstanding)                      ($78,720)       $41,898,654    $41,819,934

Less:  Cash distributions                            (152,541)       (2,898,274)    (3,050,815)

Add:   Net income                                      186,708         2,589,924      2,776,632
                                                     ---------       -----------    -----------

Partners' equity/(deficit) at December 31, 1995
  (2,415,234 Units outstanding)                       (44,553)        41,590,304     41,545,751

Less:  Cash distributions                             (38,135)         (724,569)      (762,704)

Add:   Net income                                       48,576           664,274        712,850
                                                     ---------       -----------    -----------

Partners' equity/(deficit) at March 31, 1996
  (2,415,234 Units outstanding)                      ($34,112)       $41,530,009    $41,495,897
                                                     =========       ===========    ===========

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                   Three Months Ended
                                                                       March 31,
                                                                  1996              1995
                                                                  ----              ----
Operating activities:
  Net income                                                    $712,850          $708,378
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation                                                207,416           207,416
     Amortization of deferred expenses                            75,242            46,854
     Cash distributions over/(under) equity
       in income from joint venture                               94,064          (27,253)
                                                              ----------         ---------
                                                               1,089,572           935,395

  Changes in operating assets and liabilities:
     (Increase)/decrease in restricted cash                      (2,608)             3,250
     Decrease/(increase) in other current assets                 125,604         (103,275)
     (Decrease)/increase in accounts payable and
      accrued expenses                                           (4,665)            16,531
     Increase in accounts payable to affiliates                    6,321             4,558
                                                              ----------         ---------
       Net cash provided by operating activities               1,214,224           856,459

Investing activities:
  Acquisition of deferred expenses
   and other assets                                             (67,111)           (7,358)
                                                              ----------         ---------
       Net cash used in investing activities                    (67,111)           (7,358)

Financing activities:
  Cash distributed to Partners                                 (762,704)         (762,704)
                                                              ----------         ---------
       Net cash used in financing activities                   (762,704)         (762,704)
                                                              ----------         ---------
       Net increase in cash and cash equivalents                 384,409            86,397

       Cash and cash equivalents at beginning
        of year                                                2,431,272         2,637,722
                                                              ----------         ---------
       Cash and cash equivalents at end
        of period                                             $2,815,681        $2,724,119
                                                              ==========        ==========


                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)

1. Organization of Partnership
   ---------------------------
       John Hancock Realty Income Fund-III Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on November 4, 1988. As of March 31, 1996, the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-III Assignor, Inc. (the "Assignor Limited Partner"); and 2,667 Unitholders (the "Investors"). The Assignor Limited Partner holds five Investor Limited Partnership Interests for its own account and 2,415,229 Assignee Units (the "Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors.
       The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,100, representing capital contributions of $1,000 from the General Partner, $1,000 from the John Hancock Limited Partner, and $100 from the Assignor Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Units at $20 per unit. During the offering period, which terminated on February 15, 1991, 2,415,229 Units were sold and the John Hancock Limited Partner made additional capital contributions of $3,863,366. There were no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

2. Significant Accounting Policies
   -------------------------------
       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
       In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

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

       Cash equivalents are highly liquid investments with maturities of three months or less when purchased. These investments are recorded at cost plus accrued interest, which approximates market value. Restricted cash represents funds restricted for tenant security deposits and has been designated as current or long-term based upon the terms of the related lease agreements.

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

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

2. Significant Accounting Policies (continued)
   -------------------------------
       Acquisition fees for the joint venture investment have been deferred and are being amortized on a straight-line basis over a period of thirty-one and a half years. Other deferred acquisition fees are being amortized on a straight-line basis over a period of eighty-four months. Capitalized tenant improvements and lease commissions are being amortized on a straight-line basis over the terms of the leases to which they relate.

       No provision for income taxes has been made in the financial statements as such taxes are the responsibility of the individual partners and not of the Partnership.

       The net income per Unit for the three months ended March 31, 1996 and 1995 was calculated by dividing the Investors' share of net income by the number of Units outstanding at the end of such periods.

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

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

3. The Partnership Agreement (continued)
   -------------------------
       Profits for tax purposes from the normal operations of the Partnership for each fiscal year are allocated to the Partners in the same amounts as Distributable Cash from Operations for that year. If such profits are less than Distributable Cash from Operations for any year, they are allocated in proportion to the amounts of Distributable Cash from Operations for that year. If such profits are greater than Distributable Cash from Operations for any year, they are allocated 5% to the General Partner and 95% to the John Hancock Limited Partner and the Investors, with the allocation made between the John Hancock Limited Partner and the Investors in proportion to their respective Capital Contributions. Losses for tax purposes from the normal operations of the Partnership are allocated 1% to the General Partner and 99% to the John Hancock Limited Partner and the Investors, with the allocation made between the John Hancock Limited Partner and the Investors in proportion to their respective Capital Contributions. However, all tax aspects of the Partnership's payment of the sales commissions from the Capital Contributions made by the John Hancock Limited Partner are allocated 1% to the General Partner and 99% to the John Hancock Limited Partner, and not to the Investors. Depreciation deductions are allocated 1% to the General Partner and 99% to the Investors, and not to the John Hancock Limited Partner.

4. Transactions with the General Partner and Affiliates
   ----------------------------------------------------
       Fees, commissions and other costs incurred or paid by the General Partner or its affiliates during the three months ended March 31, 1996 and 1995, and to which the General Partner or its affiliates are entitled to reimbursement from the Partnership, were $44,733 and $34,611, respectively. These expenses are included in expenses on the Statements of Operations.

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

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

5. Investment in Property
   ----------------------
       Investment in property at cost, less any write-downs, consists of managed, fully-operating, commercial real estate as follows:

                                                     March 31, 1996    December 31, 1995
                                                     --------------    -----------------
         Palms of Carrollwood Shopping Center        $10,930,578         $10,930,578
         Yokohama Tire Warehouse                       9,352,221           9,352,221
         Purina Mills Distribution Building            4,203,406           4,203,406
         Allmetal Distribution Building                1,636,050           1,636,050
         Stone Container Building                      2,088,804           2,088,804
         Business Center at Pureland                   5,142,016           5,142,016
                                                     -----------         -----------
                                                     $33,353,075         $33,353,075
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

6. Investment in Joint Venture
   ---------------------------
       On December 28, 1988, the Partnership invested $75,000 to acquire a 0.5% interest in JH Quince Orchard Partners ( the "Affiliated Joint Venture"), a joint venture between the Partnership and John Hancock Realty Income Fund-II Limited Partnership ("Income Fund-II"). The Partnership had an initial 0.5% interest and Income Fund-II had an initial 99.5% interest in the Affiliated Joint Venture. Pursuant to the partnership agreement of the Affiliated Joint Venture, the Partnership had the option, exercisable prior to December 31, 1990, to increase its investment and interest in the Affiliated Joint Venture to 50%. During the second quarter of 1989, the Partnership exercised such option and Income Fund-II transferred a 49.5% interest in the Affiliated Joint Venture to the Partnership for cash in the aggregate amount of $7,325,672. The Partnership has held a 50% interest in the Affiliated Joint Venture since the second quarter of 1989.

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

6. Investment in Joint Venture (continued)
   ---------------------------
       On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership which owns and operates the Quince Orchard Corporate Center, a three-story office building and related land and improvements located in Gaithersburg, Maryland. During the years ended December 31, 1994 and 1993, the partners in QOCC-1 Associates were required to make additional capital contributions towards the funding of leasing costs incurred at the property. In accordance with the terms of the partnership agreement of QOCC-1 Associates, the Affiliated Joint Venture contributed 95% of such additional capital, the Partnership's share of which amounted to an aggregate of $1,282,242. Of the cumulative total invested capital in QOCC-1 Associates at March 31, 1996, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

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

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

7. Deferred Expenses
   -----------------
       Deferred expenses consist of the following:

                                                         Unamortized         Unamortized
                                                          Balance at          Balance at
              Description                               March 31, 1996    December 31, 1995
              -----------                               --------------    -----------------
         $152,880 of acquisition fees for
         investment in the Affiliated Joint
         Venture.  This amount is amortized
         over a period of 31.5 years.                     $117,896            $119,109

         $829,622 of tenant improvements.  These
         amounts are amortized over the terms of
         the leases to which they relate.                  743,092             719,916

         $292,336 of lease commissions.  These
         amounts are amortized over the terms
         of the leases to which they relate.               227,522             219,273

         $1,073,621 of acquisition fees paid to the
         General Partner.  This amount is
         amortized over a period of
         eighty-four months.                               460,123             498,466
                                                        ----------          ----------
                                                        $1,548,633          $1,556,764
                                                        ==========          ==========

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

8. Federal Income Taxes
   --------------------
       A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                             Three Months Ended March 31,
                                                                1996             1995
                                                                ----             ----
         Net income per Statements of Operations             $712,850         $708,378

         Add:   Excess of book depreciation
                  over tax depreciation                        35,505           35,505
                Excess of book amortization
                  over tax amortization                        33,432           18,927
                Other income                                 (39,792)         (71,467)
                                                             --------         --------
         Net income for federal income tax purposes          $741,995         $691,343
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

Liquidity and Capital Resources
- -------------------------------
At March 31, 1996, the Partnership had $2,815,681 in cash and cash equivalents, $10,693 in restricted cash and $90,123 in long-term restricted cash.

The Partnership has a working capital reserve with a current balance of approximately 4% of the offering proceeds. The General Partner anticipates that such amount will be sufficient to satisfy the Partnership's general liquidity requirements. Based upon the current balance of the working capital reserve and the projected level of cash flows to be generated from the Partnership's properties, the Partnership will increase cash distributions to Investors from an annualized rate of 6% to an annualized rate of 7%, effective with the May 15, 1996 distribution. The Partnership's liquidity would, however, be materially adversely affected if there were a significant reduction in revenues or significant unanticipated operating costs or unanticipated capital expenditures. If any or all of these events were to occur, to the extent that working capital reserves would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its affiliates, or the sale or financing of Partnership investments.

During the three months ended March 31, 1996, cash from working capital reserves in the aggregate amount of $67,111 was used for the payment of leasing costs incurred at the Palms of Carrollwood Shopping Center ("Palms of Carrollwood") and Business Center at Pureland properties. The General Partner anticipates that the Partnership will incur an aggregate of approximately $626,000 of additional leasing costs at the Palms of Carrollwood, Stone Container and Business Center at Pureland properties during the remainder of 1996. The General Partner anticipates that the current balance in the working capital reserve should be sufficient to pay such leasing costs.

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
- -------------------------------
During the three months ended March 31, 1996, approximately $8,000 of cash generated from the Partnership's operations was used to fund non-recurring maintenance and repair expenses incurred at Palms of Carrollwood. The General Partner anticipates that the Partnership will incur additional non-recurring repair and maintenance expenses in the aggregate amount of approximately $215,000 during the remainder of 1996, the majority of which is anticipated to be incurred at the Palms of Carrollwood. These additional expenses will be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

Cash in the amount of $762,704, generated from the Partnership's operations, was distributed to the General Partner and the Investors during the first quarter of 1996. Effective with the May 15, 1996 distribution, the Partnership will increase cash distributions to approximately $845,000 during each of the remaining three quarters of 1996. The General Partner anticipates that the Partnership will make distributions during the third and fourth quarters of 1996 comparable to the distribution made on May 15, 1996.

One of the anchor tenants at the Palms of Carrollwood vacated the property during June 1995. In July 1995, the General Partner secured a new anchor tenant to occupy this space under a lease commencing in November 1995.

Three tenants at the Palms of Carrollwood have leases that contain clauses that make reference to the situation in which the former anchor tenant ceased operations at the property and an acceptable replacement tenant, in accordance with the terms of the respective tenants' leases, was not secured. The following table sets forth the approximate amount of square feet leased by these three tenants, their applicable lease expiration dates and the applicable lease clauses relating to the replacement of the former anchor tenant:

 Amount of    Lease Expiration
Square Feet Leased  Date           Lease Clause Relating to Replacement of Former Anchor Tenant
- ------------------  ----           ------------------------------------------------------------
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

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
- -------------------------------
The tenant leasing approximately 38,000 square feet reduced its rental payments effective November 28, 1995. In the General Partner's opinion, the replacement tenant is acceptable (in accordance with the terms of the tenant's lease) and, therefore, the tenant does not have the right to such a reduction. During March 1996, the General Partner filed a complaint against this tenant demanding payment in full of all unpaid rent. The General Partner will continue to use all available legal remedies in order to obtain collection of any outstanding amounts due under the lease agreement resulting from this rental reduction.

The tenant leasing approximately 10,500 square feet, and whose lease is due to expire in January 2005, reduced its rental payments effective April 1996. In the General Partner's opinion, this tenant does not have the right to such a reduction. The General Partner intends to use all available legal remedies in order to obtain collection of any outstanding amounts resulting from this rental reduction that may become due under the lease agreement.

The other tenant leasing approximately 10,500 square feet continues to make its scheduled rental payments.

The General Partner does not believe that any reduction in rental payments or any possible lease terminations resulting from the replacement of the original anchor tenant will have a material adverse affect on the Partnership's liquidity.

In addition, the General Partner obtained legal judgments against two former tenants that vacated the Palms of Carrollwood and ceased paying rent prior to the expiration of their respective leases. During January 1996, the Partnership received approximately $7,100 from a bankruptcy court, representing the final settlement of the Partnership's judgment amount against one of these delinquent tenants. With respect to the other delinquent tenant, the Partnership continues to pursue collection of a summary judgment in the amount of $57,000. Based upon the financial condition of this other tenant, however, there can be no assurance that the Partnership will be able to collect all, or any, of this amount.

At March 31, 1996, Palms of Carrollwood was 80% occupied. During the remainder of 1996, no significant leases are scheduled to expire at the property. The General Partner will continue to offer competitive leasing packages in an effort to secure lease renewals with existing tenants as well as secure new tenants for the remaining vacant space.

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
- -------------------------------
The Partnership's warehouse properties are presently 100% occupied. The following table sets forth the names of the lessees at each of the Partnership's warehouse properties and the earliest date on which the applicable lessee's lease obligations may terminate.

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

During 1995, a tenant holding a lease for approximately 60,500 square feet, or 51%, of the Business Center at Pureland property, renewed its lease for an additional three-year term commencing in January 1996. During the three months ended March 31, 1996, the Partnership paid approximately $37,200 in leasing costs in connection with this renewal. The Partnership expects to spend an additional $105,000 in leasing costs in connection with this renewal during the remainder of 1996. The current balance in the working capital reserve should be sufficient to pay such leasing costs.

During 1995, Stone Container Corporation, the sole tenant at the Stone Container Building, requested approval from the Partnership to construct additional office space within the existing 80,000 square foot area of the building. The General Partner agreed to construct the additional office space in exchange for i) an increase in the tenant's rental rate, in an amount equivalent to the total cost of constructing the additional office space through the end of the existing term of the lease (December 2001) and
ii) the tenant exercising its two five-year lease options to extend the term of the lease to December 2011. The General Partner anticipates that it will incur approximately $124,000 in construction costs during 1996 in connection with this transaction. The General Partner believes that the construction of this additional space and the extension of the tenant's lease at the property will have a favorable impact on the market value of the property.

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
- -------------------------------
The General Partner had the Stone Container Building property independently appraised during the first quarter of 1996. Based upon the appraiser's investigation and analysis, the property's market value is estimated to be approximately $2,100,000 as of March 31, 1996. The net book value of the Stone Container Building property of approximately $1,874,000 at March 31, 1996 was evaluated in comparison to its estimated future undiscounted cash flows and the independent appraisal, and, based upon such evaluation, the General Partner determined that no permanent impairment in value existed and that a write-down in value was not required. The Partnership's cumulative investment in the property, before accumulated depreciation, is approximately $2,089,000. The appraiser estimates that the property's market value will be approximately $2,200,000 upon completion of the additional office space.

The General Partner evaluated the carrying value of each of the Partnership's other properties and its investment in the Affiliated Joint Venture as of December 31, 1995 by comparing such carrying value to the related property's future undiscounted cash flows and the then most recent internal appraisal in order to determine whether a permanent impairment in value existed. Based upon such evaluations, the General Partner determined that no permanent impairment in values existed and, therefore, no write-downs were recorded as of December 31, 1995.

The General Partner will continue to conduct property valuations, using internal or independent appraisals, in order to determine whether a permanent impairment in value exists on any of the Partnership's properties.

Results of Operations
- ---------------------
Net income for the three months ended March 31, 1996 was $712,850, as compared to net income of $708,378 for the same period in 1995, representing an increase in the Partnership's net income of $4,472, or 1%.

Average occupancy for the Partnership's investments was as follows:

                                                Three Months Ended March 31,
                                                      1996      1995
                                                      ----      ----
       Palms of Carrollwood Shopping Center           81%       78%
       Quince Orchard Corporate Center
         (Affiliated Joint Venture)                  100%      100%
       Yokohama Tire Warehouse                       100%      100%
       Purina Mills Distribution Building            100%      100%
       Allmetal Distribution Building                100%      100%
       Stone Container Building                      100%      100%
       Business Center at Pureland                   100%      100%

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
- ---------------------
Interest income for the three months ended March 31, 1996 decreased by $4,987, or 13%, as compared to the same period in 1995. This decrease is primarily due to a decrease in the interest rates earned on the Partnership's working capital reserves.

The Partnership's share of property operating expenses for the three months ended March 31, 1996, decreased by $7,854, or 12% as compared to the same period in 1995. This decrease is primarily due to a decrease in its share of property operating expenses at the Palms of Carrollwood property resulting from an increase in tenant reimbursements collected for such expenses between periods. Tenant reimbursements increased at the Palms of Carrollwood primarily due to an increase in the reimbursement calculation used for the new anchor tenant, in accordance with the terms of its lease, and due to an increase in average occupancy at the property. The Partnership's share of property operating expenses at its warehouse/distribution properties was consistent between periods.

Amortization of deferred expenses for the three months ended March 31, 1996 increased by $28,388, or 61%, as compared to the same period in 1995. This increase is primarily due to the leasing activity which occurred at the Palms of Carrollwood and the Business Center at Pureland properties during 1995 and the amortization of the leasing costs associated with these new leases.

The General Partner believes that inflation has had no significant impact on the Partnership's income from operations during the three months ended March 31, 1996, and the General Partner anticipates that it will not have a significant impact during the remainder of 1996.

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow
- ---------
The following table provides the calculations of Cash from Operations and Distributable Cash from Operations, which are calculated in accordance with
Section 17 of the Partnership Agreement:
                                              Three Months Ended March 31,
                                                   1996           1995
                                                   ----           ----
  Net cash provided by operating
    activities (a)                            $1,214,224       $856,459
  Net change in operating assets
    and liabilities (a)                        (124,652)         78,936
                                              ----------      ---------
  Net cash provided by operations (a)          1,089,572        935,395
  Increase in working capital reserves         (199,751)      (172,691)
                                              ----------      ---------
  Cash from operations (b)                       889,821        762,704
  Decrease in working capital reserves                 -              -
                                              ----------      ---------
  Distributable cash from operations (b)        $889,821       $762,704
                                              ==========      =========

  Allocation to General Partner                  $44,491        $38,135
  Allocation to John Hancock Limited Partner           -              -
  Allocation to Investors                        845,330        724,569
                                              ----------      ---------
                                                $889,821       $762,704
                                              ==========      =========


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

During the second quarter of 1996, the Partnership will make a cash distribution in the amount of $845,330 to the Investors, representing a 7% annualized return to all Investors of record on March 31, 1996, based on Distributable Cash from Operations for the quarter then ended.

The source of future cash distributions is dependent upon cash generated by the Partnership's properties and the use of working capital reserves. The General Partner currently anticipates that the Partnership's Distributable Cash from Operations during each of the remaining three quarters of 1996 will be comparable to that generated during the first quarter of 1996.

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)


                       PART II:  OTHER INFORMATION


Item 1. Legal Proceedings

        In February 1996, a putative class action complaint was filed in the Superior Court in Essex County, New Jersey by a single investor in a limited partnership affiliated with the Partnership. The complaint named as defendants the Partnership, the General Partner, certain other affiliates of the General Partner, and certain unnamed officers, directors, employees and agents of the named defendants.

        The plaintiff sought unspecified damages stemming from alleged misrepresentations and omissions in the marketing and offering materials associated with the Partnership and two limited partnerships affiliated with the Partnership. The complaint alleged, among other things, that the marketing materials for the Partnership and the affiliated limited partnerships did not contain adequate risk disclosures.

        The General Partner believes the allegations are totally without merit and intends to vigorously contest the action.

        There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership, to which the Partnership is a party or to which any of its properties is subject.

Item 2. Changes in Securities

        There were no changes in securities during the first quarter of 1996.

Item 3. Defaults Upon Senior Securities

        There were no defaults upon senior securities during the first quarter of 1996.

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders of the Partnership during the first quarter of 1996.

Item 5. Other information


Item 6. Exhibits and Reports on Form 8-K

        (a)  There are no exhibits to this report.
        (b) There were no Reports on Form 8-K filed during the first quarter of 1996.

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)


                                Signatures
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of May, 1996.


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