Form 10-K/A
period 1995-12-31
HANCOCK JOHN REALTY INCOME FUND III LIMITED PARTNERSHIP
filed 1996-09-30
CIK 842741

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

Item 2 - Properties

As of December 31, 1995 the Partnership held the following investments in its portfolio:

JH Quince Orchard Partners
- --------------------------
On December 28, 1988, the Partnership acquired a 0.5% interest in JH Quince Orchard Partners (the "Affiliated Joint Venture"), a joint venture between the Partnership and John Hancock Realty Income Fund-II Limited Partnership ("Income Fund-II"). The Partnership had an initial 0.5% interest and Income Fund-II had an initial 99.5% interest in the Affiliated Joint Venture. Pursuant to the partnership agreement of the Affiliated Joint Venture, the Partnerhsip had the option, exercisable prior to December 31, 1990, to increase its investment and interest in the Affiliated Joint Venture to 50%. During the second quarter of 1989, the Partnership exercised such option and Income Fund-II transferred a 49.5% interest in the Affiliated Joint Venture to the Partnership. The Partnership has held a 50% interest in the Affiliated Joint Venture since the second quarter of 1989.

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

Palms of Carrollwood
- --------------------
On December 28, 1989, the Partnership acquired the Palms of Carrollwood Shopping Center, located in Tampa, Florida, from a non-affiliated seller. The property contains approximately 161,000 rentable square feet, including approximately 10,000 square feet of office space, situated on a 15 acre site.

The average occupancy for the Palms of Carrollwood Shopping Center for the year ended December 31, 1995 was 76%.

Yokohama Tire Warehouse
- -----------------------
On July 17, 1991, the Partnership acquired the Yokohama Tire Warehouse, located in Louisville, Kentucky, from a non-affiliated seller. The property is situated on 24 acres of land and contains an aggregate of 309,791 rentable square feet, of which 297,391 square feet is warehouse space and 12,400 square feet is office space.

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

Purina Mills Distribution Building
- ----------------------------------
On December 27, 1991, the Partnership acquired the Purina Mills
Distribution Building, located in St. Louis, Missouri, from a non-affiliated seller. The property is situated on 7.3 acres of land and contains an aggregate of 126,400 rentable square feet, of which 114,800 is warehouse space and 11,600 square feet is office space.

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

Allmetal Distribution Building
- ------------------------------
On March 6, 1992, the Partnership acquired the Allmetal Distribution Building, located in Carrollton, Texas, from a non-affiliated seller. The property is situated on 3 acres of land and contains an aggregate of 56,531 rentable square feet, of which 51,531 square feet is warehouse space and 5,000 square feet is office space.

The property is 100% leased to Allmetal, Inc. under a lease which expires on August 31, 1998.

Stone Container Building
- ------------------------
On March 16, 1992, the Partnership acquired the Stone Container Building, located in Cincinnati, Ohio, from a non-affiliated seller. The property is situated on 5.5 acres of land and contains an aggregate of 80,000 rentable square feet, of which 76,000 square feet is warehouse space and 4,000 square feet is office space.

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

Business Center at Pureland
- ---------------------------
On March 27, 1992, the Partnership acquired the Business Center at Pureland located in Bridgeport, New Jersey, from a non-affiliated seller. The property is situated on 10.5 acres of land and contains two buildings consisting of an aggregate of 119,651 rentable square feet of warehouse space.

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

Liquidity and Capital Resources
- -------------------------------
At December 31, 1995, the Partnership had $2,431,272 in cash and cash equivalents, $6,323 in restricted cash and $91,885 in long-term restricted cash.

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

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
- -------------------------------
During the fourth quarter of 1994, one of the anchor tenants at the Palms of Carrollwood Shopping Center property ("Palms of Carrollwood") that occupied 22% of the rentable space at the property, under a lease scheduled to expire in February 2005, informed the General Partner of its intention to sublease its space and vacate the property. The anchor tenant vacated the property during June 1995 and in July 1995, the General Partner secured a new anchor tenant to occupy this space. The former anchor tenant's lease obligations were terminated as of July 31, 1995 in consideration of the former tenant not subleasing its space at the property. The new anchor tenant's lease commenced in November 1995 and is for a ten-year term. During the year ended December 31, 1995, the Partnership incurred approximately $814,000 in leasing costs in connection with the new anchor tenant's lease.

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

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
- -------------------------------
In addition, two former tenants at the Palms of Carrollwood with leases representing an aggregate of approximately 12,000 square feet, or 7% of the rentable space at the property, vacated the property prior to the expiration of their lease obligations and are delinquent in making rental payments. The General Partner filed complaints demanding payment from both of these tenants for delinquent rental amounts as well as all future obligations due under their respective lease agreements and the Partnership obtained judgments against both former tenants in the approximate amounts of $48,000 and $57,000, respectively. However, the former tenant owing the Partnership approximately $48,000 declared bankruptcy and in January 1996, the Partnership received approximately $7,100 from the bankruptcy court as final settlement of the Partnership's judgment amount. As of the date hereof, the Partnership has not received payment from the former tenant owing $57,000 and the General Partner continues to pursue collection of the judgment amount. Based upon the financial condition of this former tenant, there can be no assurance that the Partnership will be able to collect upon this amount. The General Partner secured a replacement tenant to take occupancy of approximately 8,600 square feet of such vacated space under a lease that commenced in March 1995. The General Partner continues to seek new tenants for the remaining vacant space at the property.

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

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
- -------------------------------
Cash in the aggregate amount of $899,438 was used during 1995 for the payment of leasing costs incurred at the Palms of Carrollwood Shopping Center and Business Center at Pureland properties. The General Partner anticipates that the Partnership will incur an aggregate of approximately $569,000 in leasing costs at its properties during 1996. The current balance in the working capital reserve should be sufficient to pay such leasing costs.

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

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
- -------------------------------
The General Partner also evaluated the carrying value of each of the Partnership's other properties and joint venture investment as of December 31, 1995 by comparing such carrying value to its respective future undiscounted cash flows and most recent internal appraisal in order to determine whether a permanent impairment in value exists. Based on such evaluations, the General Partner determined that no permanent impairment in values exists and, therefore, no write-downs were recorded during 1995.
The General Partner will continue to conduct property and investment valuations, using internal or independent appraisals, in order to determine whether future write-downs, if any, are required.

Results of Operations
- ---------------------
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

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
- ---------------------
Property operating expenses incurred at the Allmetal Distribution Building during 1995 were consistent with 1994 and decreased by 23% as compared to 1993 due to an adjustment made during 1993 in the method of calculating tenant expense reimbursements, as negotiated with the tenant. This adjustment was made retro-active to 1992 and resulted in lower tenant reimbursements for operating expenses. Therefore, 1993 results include a one-time retroactive adjustment to account for the decrease in tenant expense reimbursements in 1992.

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

     (d)    Audited financial statements of       Page 32
            QOCC-1 Associates for the year
            ended December 31, 1995+

     10.3   Documents relating to Palms
            of Carrollwood Shopping Center

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

Boston, Massachusetts
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

                                   JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                                            (A Massachusetts Limited Partnership)

                                                         SCHEDULE III

                                           REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                 Year Ended December 31, 1995


                                                                    Costs
                                                                 Capitalized
                                       Initial Costs to         Subsequent to                   Gross Amount
                                         Partnership             Acquisition        At Which Carried at Close of Period
                                    ---------------------- -----------------------  -----------------------------------
                                               Buildings                                         Buildings
                                                  and                                               and
Description           Encumbrances    Land    Improvements ImprovementsWrite-down (1)    Land   Improvements  Total (2)
- -----------           ------------    ----    ------------ --------------------------    ----   ------------  ---------
Palms of Carrollwood
  Shopping Center
Tampa, FL                     -  $6,000,000   $ 6,359,816     $2,162   ($1,431,400) $ 5,305,135  $5,625,443  $10,930,578

Yokohama Tire Warehouse
Louisville, KY                -     742,000     8,610,221          -              -     742,000   8,610,221    9,352,221

Purina Mills Distribution
  Building
St. Louis, MI                 -     570,400     3,633,006          -              -     570,400   3,633,006    4,203,406

Allmetal Distribution Building
Carrollton, TX               -      263,000     1,373,050         -              -      263,000   1,373,050    1,636,050

Stone Container Building
Cincinnati, OH               -      480,000     1,608,804         -              -      480,000   1,608,804    2,088,804

Business Center at Pureland
Bridgeport, NJ                -   1,050,000     4,092,016          -              -   1,050,000   4,092,016    5,142,016
                             --  ----------   -----------    -------     ----------  ---------- -----------  -----------
                              -  $9,105,400   $25,676,913     $2,162    ($1,431,400) $8,410,535 $24,942,540  $33,353,075
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



