Form 10-Q
period 1996-09-30
HANCOCK JOHN REALTY INCOME FUND III LIMITED PARTNERSHIP
filed 1996-11-15
CIK 842741

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC  20549

                                FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended September 30, 1996

Commission File Number           0-18563



         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
          (Exact name of registrant as specified in its charter)

             Massachusetts                        04-3025607
    (State or other Jurisdiction of             (IRS Employer
     Incorporation or Organization)          Identification No.)

    200 Clarendon Street, Boston, MA                02116
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
                   (A Massachusetts Limited Partnership)


                                  INDEX


PART I:    FINANCIAL INFORMATION                                    PAGE

  Item 1   -    Financial Statements:

                Balance Sheets at September 30, 1996 and
                December 31, 1995                                     3

                Statements of Operations for the Three and
                Nine Months Ended September 30, 1996 and 1995         4

                Statements of Partners' Equity for the
                Nine Months Ended September 30, 1996 and
                for the Year Ended December 31, 1995                  5

                Statements of Cash Flows for the Nine
                Months Ended September 30, 1996 and 1995              6

                Notes to Financial Statements                      7-13

  Item 2   -    Management's Discussion and Analysis of
                Financial Condition and Results of Operations     14-22


PART II:   OTHER INFORMATION                                          23

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)
                      PART I:  FINANCIAL INFORMATION
                      Item 1:  Financial Statements

                              BALANCE SHEETS
                               (Unaudited)
                                  ASSETS

                                                                     September 30,    December 31,
                                                                          1996            1995
                                                                          ----            ----
Current assets:
  Cash and cash equivalents                                             $2,950,245     $2,431,272
  Restricted cash                                                           16,894          6,323
  Other current assets                                                     155,568        282,343
                                                                       -----------    -----------
                                                                         3,122,707      2,719,938
Investment in property:
  Land                                                                   8,410,535      8,410,535
  Building and improvements                                             24,942,540     24,942,540
                                                                       -----------    -----------
                                                                        33,353,075     33,353,075
  Less:    accumulated depreciation                                      4,441,619      3,819,371
                                                                       -----------    -----------
                                                                        28,911,456     29,533,704

Investment in joint venture                                              7,721,523      7,907,123
Long-term restricted cash                                                   89,415         91,885
Deferred expenses, net of accumulated
  amortization of $964,511 in 1996 and
  $724,584 in 1995                                                       1,667,973      1,556,764
Other assets                                                                15,138         15,138
                                                                       -----------    -----------
     Total assets                                                      $41,528,212    $41,824,552
                                                                       ===========    ===========

                     LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                   $468,896       $240,389
  Accounts payable to affiliates                                            34,850         38,412
                                                                       -----------    -----------
     Total current liabilities                                             503,746        278,801

Partners' equity/(deficit):
  General partner's                                                       (31,248)       (44,553)
  Limited partners'                                                     41,055,714     41,590,304
                                                                       -----------    -----------
     Total partners' equity                                             41,024,466     41,545,751
                                                                       -----------    -----------
     Total liabilities and partners' equity                            $41,528,212    $41,824,552
                                                                       ===========    ===========

                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                         STATEMENTS OF OPERATIONS
                               (Unaudited)

                                              Three Months Ended            Nine Months Ended
                                                September 30,                 September 30,
                                              1996           1995          1996           1995
                                              ----           ----          ----           ----
Income:
  Rental income                             $906,320       $821,548     $2,687,025     $2,537,864
  Income from joint venture                  189,930        193,829        572,844        557,024
  Interest income                             38,997         45,273        108,278        124,446
                                          ----------     ----------     ----------     ----------
     Total income                          1,135,247      1,060,650      3,368,147      3,219,334

Expenses:

  Depreciation                               207,416        207,416        622,248        622,248
  Property operating expenses                 70,668         80,058        184,655        193,485
  Amortization of deferred expenses           85,589         49,926        239,927        146,097
  General and administrative
     expenses                                 46,564         53,015        157,885        165,811
                                          ----------     ----------     ----------     ----------
     Total expenses                          410,237        390,415      1,204,715      1,127,641
                                          ----------     ----------     ----------     ----------
     Net income                             $725,010       $670,235     $2,163,432     $2,091,693
                                          ==========     ==========     ==========     ==========

Allocation of net income:
  General Partner                            $49,598        $45,433       $147,541       $140,201
  John Hancock Limited Partner               121,062              -        359,941              -
  Investors                                  554,350        624,802      1,655,950      1,951,492
                                          ----------     ----------     ----------     ----------
                                            $725,010       $670,235     $2,163,432     $2,091,693
                                          ==========     ==========     ==========     ==========

Net income per Unit                            $0.23          $0.26          $0.69          $0.81
                                          ==========     ==========     ==========     ==========












                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY
                               (Unaudited)

                 Nine Months Ended September 30, 1996 and
                       Year Ended December 31, 1995

                                                           General      Limited
                                                           Partner      Partners        Total
                                                           -------      --------        -----
Partners' equity/(deficit) at January 1, 1995
  (2,415,234 Units outstanding)                           ($78,720)    $41,898,654    $41,819,934

Less:     Cash distributions                              (152,541)    (2,898,274)    (3,050,815)

Add:      Net income                                        186,708      2,589,924      2,776,632
                                                          ---------    -----------    -----------

Partners' equity/(deficit) at December 31, 1995
  (2,415,234 Units outstanding)                            (44,553)     41,590,304     41,545,751

Less:     Cash distributions                              (134,236)    (2,550,481)    (2,684,717)

Add:      Net income                                        147,541      2,015,891      2,163,432
                                                          ---------    -----------    -----------

Partners' equity/(deficit) at September 30, 1996
  (2,415,234 Units outstanding)                           ($31,248)    $41,055,714    $41,024,466
                                                          =========    ===========    ===========




















                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                           1996           1995
                                                                           ----           ----
Operating activities:
  Net income                                                            $2,163,432     $2,091,693

  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation                                                          622,248        622,248
     Amortization of deferred expenses                                     239,927        146,097
     Cash distributions over/(under) equity
       in income from joint venture                                        185,600       (13,183)
                                                                        ----------     ----------
                                                                         3,211,207      2,846,855
  Changes in operating assets and liabilities:
     (Increase)/decrease in restricted cash                                (8,101)          3,250
     Decrease/(increase) in other current assets                           126,775       (22,914)
     Increase in other assets                                                    -          (350)
     Increase in accounts payable and accrued
      expenses                                                             228,507        570,607
     (Decrease)/increase in accounts payable to affiliates                 (3,562)         10,368
                                                                        ----------     ----------
       Net cash provided by operating activities                         3,554,826      3,407,816

Investing activities:
  Acquisition of deferred expenses and other
   assets                                                                (351,136)      (589,810)
                                                                        ----------     ----------
       Net cash used in investing activities                             (351,136)      (589,810)

Financing activities:
  Cash distributed to Partners                                         (2,684,717)    (2,288,112)
                                                                        ----------     ----------
       Net cash used in financing activities                           (2,684,717)    (2,288,112)
                                                                        ----------     ----------
       Net increase in cash and cash equivalents                           518,973        529,894

       Cash and cash equivalents at beginning
        of year                                                          2,431,272      2,637,722
                                                                        ----------     ----------
       Cash and cash equivalents at end
        of period                                                       $2,950,245     $3,167,616
                                                                        ==========     ==========


                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)

1. Organization of Partnership
   ---------------------------
       John Hancock Realty Income Fund-III Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on November 4, 1988. As of September 30, 1996, the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-III Assignor, Inc. (the "Assignor Limited Partner"); and 2,644 Unitholders (the "Investors"). The Assignor Limited Partner holds five Investor Limited Partnership Interests for its own account and 2,415,229 Assignee Units (the "Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors.
       The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,100, representing capital contributions of $1,000 from the General Partner, $1,000 from the John Hancock Limited Partner, and $100 from the Assignor Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Units at $20 per unit. During the offering period, which terminated on February 15, 1991, 2,415,229 Units were sold and the John Hancock Limited Partner made additional capital contributions of $3,863,366. There were no changes in the number of Units outstanding subsequent to the termination of the offering period.

       The Partnership is engaged solely in the business of acquiring, holding for investment and disposing of existing, income-producing retail, industrial and office properties on an all-cash basis, free and clear of mortgage indebtedness. Although the Partnership's properties were acquired and are held free and clear of mortgage indebtedness, the Partnership may incur mortgage indebtedness under certain circumstances as specified in the Partnership Agreement.

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

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

2. Significant Accounting Policies
   -------------------------------
       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
       In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

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

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

2. Significant Accounting Policies (continued)
   -------------------------------
       No provision for income taxes has been made in the financial statements as such taxes are the responsibility of the individual partners and not of the Partnership.

       The net income per Unit for the nine months ended September 30, 1996 and 1995 was calculated by dividing the Investors' share of net income by the number of Units outstanding at the end of such periods.

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

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

4. Transactions with the General Partner and Affiliates
   ----------------------------------------------------
       Fees, commissions and other costs incurred or paid by the General Partner or its affiliates during the nine months ended September 30, 1996 and 1995, and to which the General Partner or its affiliates are entitled to reimbursement from the Partnership, were $127,338 and $126,066, respectively. These expenses are included in expenses on the Statements of Operations.

       Accounts payable to affiliates represents amounts due to the General Partner and its affiliates for various services provided to the Partnership.

       The General Partner serves in a similar capacity for three other affiliated real estate limited partnerships.

5. Investment in Property
   ----------------------
       Investment in property at cost, less any write-downs, consists of managed, fully-operating, commercial real estate as follows:

                                                           September 30, 1996    December 31, 1995
                                                           ------------------    -----------------

         Palms of Carrollwood Shopping Center                  $10,930,578           $10,930,578
         Yokohama Tire Warehouse                                 9,352,221             9,352,221
         Purina Mills Distribution Building                      4,203,406             4,203,406
         Allmetal Distribution Building                          1,636,050             1,636,050
         Stone Container Building                                2,088,804             2,088,804
         Business Center at Pureland                             5,142,016             5,142,016
                                                               -----------           -----------
                                                               $33,353,075           $33,353,075
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

       On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership which owns and operates the Quince Orchard Corporate Center, a three-story office building and related land and improvements located in Gaithersburg, Maryland. During the years ended December 31, 1994 and 1993, the partners in QOCC-1 Associates were required to make additional capital contributions towards the funding of leasing costs incurred at the property. In accordance with the terms of the partnership agreement of QOCC-1 Associates, the Affiliated Joint Venture contributed 95% of such additional capital. Of the cumulative total invested capital in QOCC-1 Associates at September 30, 1996, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

       Net cash flow from QOCC-1 Associates is distributed in the following order of priority: first, to the payment of all debts and liabilities of QOCC-1 Associates and to fund reserves deemed reasonably necessary; second, to the partners in proportion to their respective invested capital until each has received a 9% return on invested capital; third, the balance, if any, to the partners in proportion to their interests. Since its inception, QOCC-1 Associates has not provided the partners with a return that exceeds 9% on their invested capital. However, the General Partner believes that QOCC-1 Associates may provide the partners with a return exceeding 9% on their Invested Capital for the year ending December 31, 1996.

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

7. Deferred Expenses
   -----------------
       Deferred expenses consist of the following:

                                                                 Unamortized          Unamortized
                                                                  Balance at           Balance at
              Description                                     September 30, 1996   December 31, 1995
              -----------                                     ------------------   -----------------
         $152,880 of acquisition fees for
         investment in the Affiliated Joint
         Venture.  This amount is amortized
         over a period of 31.5 years.                             $115,469              $119,109

         $1,075,398 of tenant improvements.  These
         amounts are amortized over the terms of
         the leases to which they relate.                          925,280               719,916

         $330,585 of lease commissions.  These
         amounts are amortized over the terms
         of the leases to which they relate.                       243,788               219,273

         $1,073,621 of acquisition fees paid to the
         General Partner.  This amount is
         amortized over a period of
         eighty-four months.                                       383,436               498,466
                                                                ----------            ----------
                                                                $1,667,973            $1,556,764
                                                                ==========            ==========

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

8. Federal Income Taxes
   --------------------
       A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                   Nine Months Ended September 30,
                                                                           1996           1995
                                                                           ----           ----
         Net income per Statements of Operations                       $2,163,432     $2,091,693

         Add:      Excess of book depreciation
                     over tax depreciation                                106,516        106,516
                   Excess of book amortization
                     over tax amortization                                121,355         58,597
                   Other income                                         (119,377)      (214,402)
                                                                      -----------    -----------

         Net income for federal income tax purposes                    $2,271,926     $2,042,404
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

Liquidity and Capital Resources
-------------------------------
At September 30, 1996, the Partnership had $2,950,245 in cash and cash equivalents, $16,894 in restricted cash and $89,415 in long-term restricted cash.

The Partnership has a working capital reserve with a current balance of approximately 4% of the offering proceeds. The General Partner anticipates that such amount will be sufficient to satisfy the Partnership's general liquidity requirements. Based upon the balance of the working capital reserve and the projected level of cash flows to be generated from the Partnership's properties, the Partnership increased quarterly cash distributions to Investors from an annualized rate of 6% to an annualized rate of 7%, effective with the May 15, 1996 distribution. Based upon the Distributable Cash from Operations generated during the nine months ended September 30, 1996 and in accordance with the Partnership Agreement, the Partnership will make a quarterly cash distribution on November 15, 1996 to the John Hancock Limited Partner at an annualized rate of 7%.

The Partnership's liquidity would, however, be materially adversely affected if there were a significant reduction in revenues or significant unanticipated operating costs, unanticipated leasing costs or unanticipated capital expenditures. If any or all of these events were to occur, to the extent that the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its affiliates, or the sale or financing of Partnership investments.

During the nine months ended September 30, 1996, cash from working capital reserves in the aggregate amount of $351,136 was used for the payment of leasing costs incurred at the Business Center at Pureland, the Stone Container Building and the Palms of Carrollwood Shopping Center ("Palms of Carrollwood") properties. The General Partner anticipates that the Partnership will incur an aggregate of approximately $143,000 of additional leasing costs at the Palms of Carrollwood and Business Center at Pureland properties during the remainder of 1996. The General Partner anticipates that the current balance in the working capital reserve should be sufficient to pay such leasing costs.

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
------------------------------------------
During the nine months ended September 30, 1996, approximately $45,600 of cash generated from the Partnership's operations was used to fund non-recurring maintenance and repair expenses incurred at Palms of Carrollwood. The General Partner anticipates that the Partnership will incur additional non-recurring repair and maintenance expenses in the aggregate amount of approximately $74,000 at the Palms of Carrollwood property during the remainder of 1996. These additional expenses will be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

Cash in the amount of $2,684,717, generated from the Partnership's operations, was distributed to the General Partner, the John Hancock Limited Partner and the Investors during the nine months ended September 30, 1996. These amounts were distributed in accordance with the Partnership Agreement and were allocated as follows:

Investors                                         $2,415,228
John Hancock Limited Partner                         135,253
General Partner                                      134,236
                                                  ----------
     Total                                        $2,684,717
                                                  ==========

Effective with the May 15, 1996 quarterly distribution, the Partnership increased cash distributions to Investors from approximately $725,000 to approximately $845,000.

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
------------------------------------------
One of the anchor tenants at the Palms of Carrollwood vacated the property during June 1995. In July 1995, the General Partner secured a new anchor tenant to occupy this space under a lease commencing in November 1995. Three tenants' leases at the Palms of Carrollwood contain clauses that make reference to the situation in which the former anchor tenant ceases operations at the property. The following table sets forth the approximate amount of square feet leased by these three tenants, their applicable lease expiration dates and the applicable lease clauses relating to the replacement of the former anchor tenant:

 Amount of
Square Feet    Lease Expiration
   Leased            Date          Lease Clause Relating to Termination of the Former Anchor Tenant
   ------            ----          ----------------------------------------------------------------
  38,000        November 2004      Reduce rental payments by 25% if an
                                     acceptable replacement tenant, in accordance with the terms of the lease, is not secured.
  10,500        January 2005       Reduce rental payments by 25% if the
                                     replacement tenant is not a food store, in accordance with the terms of the lease, or terminate lease obligations if former anchor tenant ceases to operate for more than 90 days.
  10,500        February 1997     Terminate lease obligations if a
                                     similar replacement tenant is not secured.

The tenant leasing approximately 38,000 square feet reduced its rental payments effective November 28, 1995. In the General Partner's opinion, the replacement tenant is acceptable (in accordance with the terms of the tenant's lease) and, therefore, the tenant does not have the right to such a reduction. During March 1996, the General Partner filed a complaint against this tenant demanding payment in full of all unpaid rent. The General Partner will continue to use all available legal remedies in order to obtain collection of all outstanding amounts due under the lease agreement resulting from this rental reduction.

The tenant leasing approximately 10,500 square feet, and whose lease is due to expire in January 2005, reduced its rental payments from May through August 1996. Subsequently, the General Partner negotiated an agreement pursuant to which all future rental payments will be made by the tenant at 100% of the contracted amount, but unpaid deficiencies in back rent from May through August 1996, in the aggregate amount of approximately $6,500, will be forgiven. In addition, the General Partner agreed that the tenant could vacate an adjacent space of approximately 1,300 square feet without further rental liability.

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
------------------------------------------
The other tenant leasing approximately 10,500 square feet continues to make its scheduled rental payments.

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

At September 30, 1996, Palms of Carrollwood was 77% occupied. During the remainder of 1996, no significant leases are scheduled to expire at the property. The General Partner will continue to offer competitive leasing packages in an effort to secure lease renewals with existing tenants as well as secure new tenants for the remaining vacant space.

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

The General Partner anticipates that the warehouse properties should provide the Partnership with stable income performance during the remainder of 1996.

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
------------------------------------------
During 1995, a tenant holding a lease for approximately 60,500 square feet, or 51%, of the Business Center at Pureland property, renewed its lease for an additional three-year term which commenced in January 1996. During the nine months ended September 30, 1996, the Partnership paid approximately $159,000 in leasing costs in connection with this renewal. The Partnership expects to spend an additional $11,000 in leasing costs in connection with this renewal during the remainder of 1996. The current balance in the working capital reserve should be sufficient to pay such leasing costs.

During 1995, Stone Container Corporation, the sole tenant at the Stone Container Building, requested approval from the Partnership to construct additional office space within the existing 80,000 square foot area of the building. The General Partner agreed to construct the additional office space in exchange for i) an increase in the tenant's rental rate in an amount equivalent to the total cost of constructing the additional office space through the end of the then existing term of the lease (December
2001) and ii) the tenant exercising its two five-year lease options to extend the term of the lease to December 2011. The General Partner incurred approximately $124,000 in construction costs in connection with this transaction during the third quarter of 1996.

The General Partner had the Stone Container Building property independently appraised during the first quarter of 1996. Based upon the appraiser's investigation and analysis, the property's market value is estimated to be approximately $2,100,000. The net book value of the Stone Container Building property of approximately $1,847,000 at September 30, 1996 was evaluated in comparison to its estimated future undiscounted cash flows and the independent appraisal, and, based upon such evaluation, the General Partner determined that no permanent impairment in value existed and that a write-down in value was not required. The Partnership's cumulative investment in the property, before accumulated depreciation, is approximately $2,089,000. The appraiser estimates that, with the completion of the additional office space, the property's market value is approximately $2,200,000.

The General Partner had the Allmetal Distribution Building property independently appraised during the second quarter of 1996. Based upon the appraiser's investigation and analysis, the property's market value is estimated to be approximately $1,750,000. The net book value of the Allmetal Distribution Building property of approximately $1,426,000 at September 30, 1996 was evaluated in comparison to its estimated future undiscounted cash flows and the independent appraisal, and, based upon such evaluation, the General Partner determined that no permanent impairment in value existed and that a write-down in value was not required. The Partnership's cumulative investment in the property, before accumulated depreciation, is approximately $1,636,000.

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
------------------------------------------
The General Partner had the Yokohama Tire Warehouse property independently appraised during the third quarter of 1996. Based upon the appraiser's investigation and analysis, the property's market value is estimated to be approximately $10,000,000 as of September 30, 1996. The net book value of the Yokohama Tire Warehouse property of approximately $7,857,000 at September 30, 1996 was evaluated in comparison to its estimated future undiscounted cash flows and the independent appraisal, and, based upon such evaluation, the General Partner determined that no permanent impairment in value existed and that a write-down in value was not required. The Partnership's cumulative investment in the property, before accumulated depreciation, is approximately $9,352,000.

The General Partner evaluated the carrying value of each of the Partnership's properties and its investment in the Affiliated Joint Venture as of December 31, 1995 by comparing such carrying value to the related property's future undiscounted cash flows and the then most recent internal appraisal in order to determine whether a permanent impairment in value existed. Based upon such evaluations, the General Partner determined that no permanent impairment in values existed and, therefore, no write-downs were recorded as of December 31, 1995.

The General Partner will continue to conduct property valuations, using internal or independent appraisals, in order to determine whether a permanent impairment in value exists on any of the Partnership's properties.

Results of Operations
---------------------
Net income for the nine months ended September 30, 1996 was $2,163,432, as compared to net income of $2,091,693 for the same period in 1995.

Average occupancy for the Partnership's investments was as follows:

                                            Nine Months Ended September 30,
                                                   1996              1995
                                                   ----              ----
   Palms of Carrollwood Shopping Center             80%              76%
   Quince Orchard Corporate Center
      (Affiliated Joint Venture)                   100%             100%
   Yokohama Tire Warehouse                         100%             100%
   Purina Mills Distribution Building              100%             100%
   Allmetal Distribution Building                  100%             100%
   Stone Container Building                        100%             100%
   Business Center at Pureland                     100%             100%

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------
Rental income for the nine months ended September 30, 1996 increased by $149,161, or 6%, as compared to the same period during 1995. This increase is primarily due to increases in rental income at the Palms of Carrollwood, Yokohama Tire Warehouse, Stone Container Building and Business Center at Pureland properties. Rental income increased at the Palms of Carrollwood property primarily due to the fact that a new anchor tenant at the property pays a rental rate greater than that which a former anchor tenant paid. An increase in average occupancy at the property between periods also contributed to the increase in rental income. This increase in rental income at the Palms of Carrollwood was partially offset by another anchor tenant at the property reducing its rental payments, as described above. Increases in the rental rates paid by the sole tenant at the Yokohama Tire Warehouse and Stone Container Building properties and by one of the tenants at the Business Center at Pureland property, in accordance with the terms of their leases, resulted in increased rental income from these properties during 1996 as compared to 1995.

Interest income for the nine months ended September 30, 1996 decreased by $16,168, or 13%, as compared to the same period in 1995. This decrease is primarily due to a decrease in the interest rates earned on the Partnership's working capital reserves as well as a decrease in the amount of the Partnerships working capital reserves.

Amortization of deferred expenses for the nine months ended September 30, 1996 increased by $93,830, or 64%, as compared to the same period in 1995. This increase is primarily due to the leasing activity which occurred at the Palms of Carrollwood and the Business Center at Pureland properties during 1995 and the amortization of the leasing costs associated with these new leases.

The General Partner believes that inflation has had no significant impact on the Partnership's income from operations during the nine months ended September 30, 1996, and the General Partner anticipates that it will not have a significant impact during the remainder of 1996.

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow
---------
The following table provides the calculations of Cash from Operations and Distributable Cash from Operations, which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                                Nine Months Ended September 30,
                                                                      1996                1995
                                                                      ----                ----
Net cash provided by operating
  activities (a)                                                $3,554,826          $3,407,816
Net change in operating assets
  and liabilities (a)                                            (343,619)           (560,961)
                                                                ----------          ----------
Net cash provided by operations (a)                              3,211,207           2,846,855
Increase in working capital reserves                             (328,187)           (558,743)
                                                                ----------          ----------
Cash from operations (b)                                         2,883,020           2,288,112
Decrease in working capital reserves                                     -                   -
                                                                ----------          ----------
Distributable cash from operations (b)                          $2,883,020          $2,288,112
                                                                ==========          ==========

Allocation to General Partner                                     $144,151            $114,406
Allocation to John Hancock Limited Partner                         202,879                   -
Allocation to Investors                                          2,535,990           2,173,706
                                                                ----------          ----------
                                                                $2,883,020          $2,288,112
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

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow (continued)
---------
During the fourth quarter of 1996, the Partnership will make a cash distribution in the amount of $980,583 to the Investors and the John Hancock Limited Partner, in accordance with the terms of the Partnership Agreement. The Investors will receive cash in the amount of $845,330, representing a 7% annualized return to all Investors of record on September 30, 1996, based on Distributable Cash from Operations for the quarter then ended. The John Hancock Limited Partner will receive cash in the amount of $135,253, representing a 7% annualized return based on Distributable Cash from Operations for the nine months ended September 30, 1996.

The source of future cash distributions is dependent upon cash generated by the Partnership's properties and the use of working capital reserves. The General Partner currently anticipates that the Partnership's Distributable Cash from Operations during the fourth of 1996 will be comparable to that generated during each of the first three quarters of 1996.

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

Item 2.   Changes in Securities
          There were no changes in securities during the third quarter of 1996.

Item 3.   Defaults Upon Senior Securities
          There were no defaults upon senior securities during the third quarter of 1996.

Item 4.   Submission of Matters to a Vote of Security Holders
          There were no matters submitted to a vote of security holders of the Partnership during the third quarter of 1996.

Item 5.   Other information
          On September 30, 1996 the Partnership filed Form 10-K/A to amend the Report on Form 10-K dated December 31, 1995. This amendment included the audited financial statements for the year ended December 31, 1995, of QOCC-1 Associates, the entity in which the Partnership holds its joint venture investment.

Item 6.   Exhibits and Reports on Form 8-K
           (a)   There are no exhibits to this report.
          (b) There were no Reports on Form 8-K filed during the third quarter of 1996.

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)


                                Signatures
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November, 1996.


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