Form 10-K
period 1996-12-31
HANCOCK JOHN REALTY INCOME FUND III LIMITED PARTNERSHIP
filed 1997-04-01
CIK 842741

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
For the Fiscal Year Ended    December 31, 1996

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from      N/A

Commission file number            0-18563

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
           (Exact name of registrant as specified in its charter)

          Massachusetts                             04-3025607
 (State or other jurisdiction of       (I.R.S. Employer Identification No.)
  incorporation or organization)

 200 Clarendon Street, Boston, MA                     02116
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: (800) 722-5457 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act:  Assignee Units

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filling requirements for the past 90 days.
                            Yes     X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.) Not applicable, since the securities are non-voting

NOTE: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

                      Exhibit Index on Pages 28 - 33

                            TABLE OF CONTENTS




                                  PART I


  Item 1    Business                                                    3
  Item 2    Properties                                                  6
  Item 3    Legal Proceedings                                           9
  Item 4    Submission of Matters to a Vote
              of Security Holders                                       9


                                 PART II


  Item 5    Market for the Partnership's Securities and Related
              Security Holder Matters                                   9
  Item 6    Selected Financial Data                                    11
  Item 7    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      12
  Item 8    Financial Statements and Supplementary Data                21
  Item 9    Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                   21


                                 PART III


  Item 10   Directors and Executive Officers of the Registrant         21
  Item 11   Executive Compensation                                     24
  Item 12   Security Ownership of Certain Beneficial Owners
              and Management                                           24
  Item 13   Certain Relationships and Related Transactions             25


                                 PART IV


  Item 14   Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K                                      28

            Signatures                                                 34

                                  Part I
Item 1 - Business

The Registrant, John Hancock Realty Income Fund-III Limited Partnership (the "Partnership"), is a Limited Partnership organized on November 4, 1988 under the Massachusetts Uniform Limited Partnership Act. As of December 31, 1996, the partners in the Partnership consisted of a General Partner, John Hancock Realty Equities, Inc. (the "General Partner"), John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"), John Hancock Income Fund-III Assignor, Inc. (the "Assignor Limited Partner") and 2,612 Unitholders (the "Investors"). The Assignor Limited Partner holds 5 Limited Partnership Interests for its own account and 2,415,229 Assignee Units (the "Units") for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The initial capital of the Partnership was $2,100, representing capital contributions of $1,000 from the General Partner, $1,000 from the John Hancock Limited Partner and $100 from the Assignor Limited Partner. During the offering period, the John Hancock Limited Partner made additional capital contributions of $3,863,366. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the sale of up to 5,000,000 Assignee Units, representing economic and certain other rights attributable to Investor Limited Partnership Interests.

The Units were offered and sold to the public during the period from February 17, 1989 to February 15, 1991 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Partnership sold the Units for $20 per Unit. No established public market exists on which the Units may be traded.

The Partnership is engaged solely in the business of acquiring, improving, holding for investment and disposing of existing, income-producing, retail, industrial, and office properties on an all-cash basis, free and clear of mortgage indebtedness. Although the Partnership's properties were acquired, and are held, free and clear of mortgage indebtedness, the Partnership may incur mortgage indebtedness on its properties under certain circumstances, as specified in the Partnership Agreement.

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

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. If any such substances were found in or on any property owned by the Partnership, the Partnership could be exposed to liability and be required to incur substantial remediation costs. The presence of such substances or the failure to undertake proper remediation could adversely affect the ability to finance, refinance or dispose of such property.

On December 28, 1988, the Partnership acquired a 0.5% interest in JH Quince Orchard Partners (the "Affiliated Joint Venture"), a joint venture between the Partnership and John Hancock Realty Income Fund-II Limited Partnership ("Income Fund-II"). Pursuant to the terms of the partnership agreement of the Affiliated Joint Venture, the Partnership had the option, exercisable prior to December 31, 1990, to increase its investment and interest in the Affiliated Joint Venture to 50%. During the second quarter of 1989, the Partnership exercised such option and Income Fund-II transferred a 49.5% interest in the Affiliated Joint Venture to the Partnership. The Partnership has since held a 50% interest in the Affiliated Joint Venture.

On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership which owns and operates a three-story office building and related land and improvements located in Gaithersburg, Maryland (the "Quince Orchard Corporate Center"). The partnership agreement of QOCC-1 Associates provides that the Affiliated Joint Venture shall contribute 95% of any required additional capital contributions. Of the cumulative total invested capital in QOCC-1 Associates at December 31, 1996, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

The Quince Orchard Corporate Center is 100% occupied by Boehringer Mannheim Pharmaceuticals, Inc. under a ten-year lease which expires in February
2004. The tenant has two options under the lease agreement, one, to terminate the lease at the end of the seventy-sixth month of the lease, or June 2000, and, two, to extend the term of the lease for an additional five-year period.

On December 28, 1989, the Partnership acquired the Palms of Carrollwood Shopping Center, a neighborhood shopping center located in Tampa, Florida. Although real estate market conditions for retail properties in the market in which the Palms of Carrollwood Shopping Center is located have declined since the Partnership acquired the property, occupancy levels and rental rates have stabilized during recent years. However, market conditions remain competitive due to the new construction of retail space. The General Partner anticipates that retail market conditions will remain competitive during 1996 and, therefore, will continue to offer competitive leasing packages in order to attract new tenants as well as retain existing tenants at the property.

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

      Property                                    Lessee                           Lease Expiration
     ---------                                    ------                           ----------------
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

The General Partner anticipates that the warehouse properties should provide the Partnership with stable income performance during 1997.

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

Item 2 - Properties

As of December 31, 1996 the Partnership held the following investments in its portfolio:

JH Quince Orchard Partners
--------------------------
On December 28, 1988, the Partnership acquired a 0.5% interest in JH Quince Orchard Partners (the "Affiliated Joint Venture"), a joint venture between the Partnership and John Hancock Realty Income Fund-II Limited Partnership ("Income Fund-II"). The Partnership had an initial 0.5% interest and Income Fund-II had an initial 99.5% interest in the Affiliated Joint Venture. Pursuant to the partnership agreement of the Affiliated Joint Venture, the Partnership had the option, exercisable prior to December 31, 1990, to increase its investment and interest in the Affiliated Joint Venture to 50%. During the second quarter of 1989, the Partnership exercised such option and Income Fund-II transferred a 49.5% interest in the Affiliated Joint Venture to the Partnership. The Partnership has since held a 50% interest in the Affiliated Joint Venture.

On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership that owns and operates the Quince Orchard Corporate Center, a three-story office building and related land and improvements located in Gaithersburg, Maryland. The partnership agreement of QOCC-1 Associates provides that the Affiliated Joint Venture shall contribute 95% of any required additional capital contributions. Of the cumulative total invested capital in QOCC-1 Associates at December 31, 1996, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

The average occupancy for the Quince Orchard Corporate Center for the year ended December 31, 1996 was 100%.

Palms of Carrollwood
--------------------
On December 28, 1989, the Partnership acquired the Palms of Carrollwood Shopping Center, located in Tampa, Florida, from a non-affiliated seller. The property contains approximately 161,000 rentable square feet, including approximately 10,000 square feet of office space, situated on a 15 acre site.

The average occupancy for the Palms of Carrollwood Shopping Center for the year ended December 31, 1996 was 80%. As of the date hereof, the property is 78% occupied.

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

Purina Mills Distribution Building is 100% leased to Purina Mills, Incorporated ("PMI") under a lease which expires on November 30, 2001. The lease contains a one-time option to terminate the lease on December 1, 1998 upon the payment of $240,815 to the Partnership. During 1993, PMI was sold by its parent company, BP Nutrition, Incorporated ("BPN"), and during March 1994, PMI assigned its right, title and interest in the lease to BPN. PMI remains fully liable to perform all of its obligations under the lease and BPN, as assignee, is also liable to perform all obligations under the lease. In addition, BP America, Incorporated, the parent company of BPN, has provided a guaranty to the Partnership for any monetary obligations under the lease. PMI has vacated the property and has subleased the space through November 1998.

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

Stone Container Building
------------------------
On March 16, 1992, the Partnership acquired the Stone Container Building, located in Cincinnati, Ohio, from a non-affiliated seller. The property is situated on 5.5 acres of land.

The property is 100% leased to Stone Container Corporation under a lease which expires on December 31, 2011. During 1995, Stone Container Corporation requested approval to construct additional office space within the existing 80,000 square foot area of the building. The General Partner agreed to construct the additional office space in exchange for i) an increase in the tenant's rental rate in an amount equivalent to the total cost of constructing the additional office space, through the end of the existing term of the lease (December 2001) and ii) the tenant exercising its two five-year options to extend the term of the lease to December 2011. As a result, the net rentable square feet at the property increased by approximately 2,000 square feet. The building currently contains approximately 76,000 square feet of warehouse space and 6,000 square feet of office space.

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

On March 18, 1997, the court certified a class of investors who were original purchasers in the Partnership. The certification order should not be construed as suggesting that any member of the class is entitled to recover, or will recover, any amount in the action.

The General Partner believes the allegations are totally without merit and will continue to vigorously contest the action.

There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership, to which the Partnership is a party or to which any of its properties is subject.

                                Part II

Item 4 - Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders of the Partnership during the fourth quarter of 1996.

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

(B)   Number of Security Holders
                                 Number of             Number of Units
                            record holders as of      outstanding as of
 Title of Class              December 31, 1996        December 31, 1996
 --------------              -----------------        -----------------
  Assignee Units                   2,612                 2,415,229

Item 5 - Market for the Partnership's Securities and Related Security Holder Matters (Continued)

(c)   Dividend History and Restrictions

During the fiscal years ended December 31, 1996 and 1995, the Partnership distributed cash in the aggregate amounts of $3,645,723 and $3,050,815, respectively, from Distributable Cash from Operations (as defined in the Partnership Agreement). These amounts were allocated 5% to the General Partner and 95% to the Investors and the John Hancock Limited Partner, in accordance with the terms of the Partnership Agreement.

The following table reflects cash distributions made during the two year period ended December 31, 1996:

                                                            Amount
                                                         Paid to the
      Date of              Amount of    Amount Paid to    John Hancock    Amount Paid  Distribution
    Distribution          Distribution General Partner  Limited Partner   to Investors   Per Unit
    ------------          ------------  --------------  ----------------  ------------   -------
   February 15, 1995        $762,704       $38,135               $-         $724,569      $0.30
   May 15, 1995              762,704        38,135                -          724,569       0.30
   August 15, 1995           762,704        38,136                -          724,568       0.30
   November 15, 1995         762,703        38,135                -          724,568       0.30
   February 15, 1996         762,704        38,135                -          724,569       0.30
   May 15, 1996              889,821        44,491                -          845,330       0.35
   August 15, 1996         1,032,192        51,610          135,253          845,329       0.35
   November 15, 1996         961,006        48,050           67,626          845,330       0.35

During 1996, the General Partner estimated that the Partnership's Cash from Operations for the year then ending would be sufficient to provide the Limited Partners with cash distributions at an annualized rate of 7%. Therefore, effective with the May 15, 1996 quarterly cash distribution, the Partnership increased cash distributions to Investors from an annualized rate of 6% to an annualized rate of 7%. The Partnership also made cash distributions to the John Hancock Limited Partner at an annualized rate of 7% during 1996. The General Partner anticipates that the Partnership's Cash from Operations will be sufficient to make cash distributions in 1997 comparable to those made in 1996. For a further discussion of the financial condition and results of operations of the Partnership see Item 7 of this Report.

Item 6 - Selected Financial Data

The following table sets forth selected financial information regarding the Partnership's financial position and operating results for the five year period ended December 31, 1996. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto, which are included in Items 7 and 8, respectively, of this Report.

                                                           Years Ended December 31,
                                           1996         1995         1994        1993        1992
                                           ----         ----         ----        ----        ----
Rental income                           $3,606,964  $3,404,659   $3,407,133  $3,397,962   $3,211,958
Income from joint venture                  701,988     755,198      541,187     221,739      432,782
Interest income                            145,734     162,332      105,917     107,122      195,768
Net income                               2,616,017   2,776,632    2,543,261   2,228,039    2,334,283
Net income per Unit (b)                      0.89         1.07        0.98         0.86        0.90
Ordinary tax income (a)                  2,969,975   2,782,263    2,605,072   2,396,730    2,476,791
Ordinary tax income per Unit (b)             1.04         1.08        1.01         0.93        0.96
Cash distributions per Unit (c)              1.35         1.20        1.20         1.20        1.20
Cash and cash equivalents
  at December 31                         2,663,859   2,431,272    2,637,722   3,270,201    3,146,887
Total assets at December 31             40,896,886  41,824,552   42,079,427  42,528,624   43,378,299

(a)   The ordinary tax income for the Partnership was allocated as follows:

                                                           Years Ended December 31,
                                           1996         1995         1994        1993        1992
                                           ----         ----         ----        ----        ----
     General Partner                      $189,088    $178,928     $168,666    $155,012     $156,969
     John Hancock Limited Partner                -           -            -           -            -
     Investor Limited Partners           2,500,483   2,603,335    2,436,406   2,241,718    2,319,822
                                        ----------  ----------   ----------  ----------   ----------
       Total                            $2,969,975  $2,782,263   $2,605,072  $2,396,730   $2,476,791
                                        ==========  ==========   ==========  ==========   ==========

(b) The actual ordinary tax income per Unit has not been presented because the actual ordinary tax income is allocated between tax-exempt and tax-paying entities based upon the respective number of Units held by each entity at December 31, 1996, 1995, 1994, 1993 and 1992. The ordinary tax income per Unit for the fiscal years ended December 31, 1996, 1995, 1994, 1993 and 1992 was computed by dividing the Investors' share of ordinary tax income by the number of Units outstanding during the year.

(c) Represents the actual cash distribution per Unit for the years ended December 31, 1996, 1995, 1994, 1993 and 1992.

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

At December 31, 1996, the Partnership had $2,663,859 in cash and cash equivalents, $17,739 in restricted cash and $90,220 in long-term restricted cash.

Liquidity and Capital Resources
-------------------------------
The Partnership has a working capital reserve with a current balance of approximately 3.3% of the offering proceeds. The General Partner anticipates that such amount should be sufficient to satisfy the Partnership's general liquidity requirements. Based upon the balance of the working capital reserve and the projected level of cash flows to be generated from the Partnership's properties, the General Partner determined that the Partnership's Cash from Operations would be sufficient to provide the Limited Partners with quarterly cash distributions at an annualized rate of 7%. Therefore, effective with the May 15, 1996 cash distribution, the Partnership increased quarterly cash distributions to Investors from an annualized rate of 6% to an annualized rate of 7%. The Partnership also made cash distributions to the John Hancock Limited Partner at an annualized rate of 7% during 1996.

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

During 1996, cash in the aggregate amount of $372,615 was used for the payment of leasing costs incurred at the Business Center at Pureland, the Stone Container Building and the Palms of Carrollwood Shopping Center properties. The General Partner anticipates that the Partnership will incur an aggregate of approximately $487,000 in leasing costs at two of its properties during 1997, the majority of which is forecasted to be incurred at the Palms of Carrollwood property. The current balance in the working capital reserve should be sufficient to pay such leasing costs.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
During 1996, approximately $112,000 of cash generated from the Partnership's operations was used to fund non-recurring maintenance and repair expenses incurred at Palms of Carrollwood. The General Partner anticipates that the Partnership will incur non-recurring repair and maintenance expenses in the aggregate amount of approximately $157,000 at its properties during 1997. These expenses will be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

Cash in the amount of $3,645,723, generated from the Partnership's operations, was distributed to the General Partner, the John Hancock Limited Partner and the Investors during the year ended December 31, 1996. These amounts were distributed in accordance with the Partnership Agreement and were allocated as follows:

Investors                               $3,260,558
John Hancock Limited Partner               202,879
General Partner                            182,286
                                        ----------
     Total                              $3,645,723
                                        ==========

The General Partner anticipates that the Partnership will be able to make comparable distributions during each of the four quarters in 1997.

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

  Amount of           Lease
 Square Feet        Expiration
   Leased              Date          Lease Clause Relating to Replacement of Former Anchor Tenant
   ------              ----          ------------------------------------------------------------
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

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
The tenant leasing approximately 38,000 square feet reduced its rental payments effective November 28, 1995. In the General Partner's opinion, the replacement tenant is acceptable (in accordance with the terms of the tenant's lease) and, therefore, the tenant does not have the right to such a reduction. During March 1996, the General Partner filed a complaint against this tenant demanding payment in full of all unpaid rent. The General Partner will continue to use all available legal remedies in order to obtain collection of all outstanding amounts due under the lease agreement resulting from this rental reduction.
The tenant leasing approximately 10,500 square feet, and whose lease is due to expire in January 2005, reduced its rental payments from May through August 1996. Subsequently, the General Partner negotiated an agreement pursuant to which all future rental payments will be made by the tenant at 100% of the contracted amount, but unpaid deficiencies in back rent from May through August 1996, in the aggregate amount of approximately $6,500, will be forgiven. In addition, the General Partner agreed that the tenant could vacate an adjacent space of approximately 1,300 square feet without further rental liability.

The other tenant leasing approximately 10,500 square feet made its scheduled rental payments through February 1997, at which time the lease expired.

With respect to the 38,000 square foot tenant mentioned above, the General Partner does not believe that any reduction in its rental payments resulting from the replacement of the original anchor tenant will have a materially adverse affect on the Partnership's liquidity.

In addition, the General Partner obtained legal judgments against two former tenants that vacated the Palms of Carrollwood and ceased paying rent prior to the expiration of their respective leases. During January 1996, the Partnership received approximately $7,100 from a bankruptcy court, representing the final settlement of the Partnership's judgment amount against one of these delinquent tenants. With respect to the other delinquent tenant, although the Partnership continues to pursue collection of a summary judgment in the amount of $57,000, based upon such tenant's financial condition, it is doubtful that the Partnership will be able to collect all, or any, of this amount.

As of the date hereof, the Palms of Carrollwood is 78% occupied. During the remainder of 1997, no significant leases are scheduled to expire. The General Partner will continue to offer competitive leasing packages in an effort to secure lease renewals with existing tenants as well as to secure new tenants for the remaining vacant space.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
The Partnership's Affiliated Joint Venture property and warehouse properties are presently 100% occupied. The following table sets forth the names of the lessees at each of the Partnership's warehouse properties and the earliest date on which the applicable lessee's lease obligations may terminate.

      Property                                    Lessee                           Lease Expiration
     ---------                                    ------                           ----------------
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

The General Partner anticipates that the Partnership's warehouse properties and Affiliated Joint Venture investment should, in the aggregate, provide the Partnership with stable income performance during 1997.

During 1995, a tenant holding a lease for approximately 60,500 square feet, or 51%, of the Business Center at Pureland property, renewed its lease for an additional three-year term which commenced in January 1996. During 1996, the Partnership paid approximately $169,000 in leasing costs in connection with this renewal.

During 1995, Stone Container Corporation, the sole tenant at the Stone Container Building, requested approval from the Partnership to construct additional office space within the existing 80,000 square foot area of the building. The General Partner agreed to construct the additional office space in exchange for i) an increase in the tenant's rental rate in an amount equivalent to the total cost of constructing the additional office space through the end of the then existing term of the lease (December
2001) and ii) the tenant exercising its two five-year lease options to extend the term of the lease to December 2011. The General Partner incurred approximately $124,000 in construction costs in connection with this transaction during 1996.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
The General Partner had the Stone Container Building property independently appraised during the first quarter of 1996. Based upon the appraiser's investigation and analysis, the property's market value was estimated to be approximately $2,100,000. Further, the appraiser estimated that, upon completion of the additional office space described above, the property's market value would be approximately $2,200,000. The carrying value of the Stone Container Building property of approximately $1,956,000 at December 31, 1996 was evaluated in comparison to its estimated future undiscounted cash flows, the independent appraisal and a recent internal appraisal. Based upon such evaluation, the General Partner determined that the property's estimated future undiscounted cash flows were expected to exceed its carrying value. Therefore, no impairment in value existed and a write-down in value was not required. The Partnership's cumulative investment in the property, before accumulated depreciation, is approximately $2,089,000.

The General Partner had the Allmetal Distribution Building property independently appraised during the second quarter of 1996. Based upon the appraiser's investigation and analysis, the property's market value was estimated to be approximately $1,750,000. The net book value of the Allmetal Distribution Building property of approximately $1,415,000 at December 31, 1996 was evaluated in comparison to its estimated future undiscounted cash flows, the independent appraisal and a recent internal appraisal. Based upon such evaluation, the General Partner determined that the property's estimated future undiscounted cash flows were expected to exceed its carrying value. Therefore, no impairment in value existed and a write-down in value was not required. The Partnership's cumulative investment in the property, before accumulated depreciation, is approximately $1,636,000.

The General Partner had the Yokohama Tire Warehouse property independently appraised during the third quarter of 1996. Based upon the appraiser's investigation and analysis, the property's market value was estimated to be approximately $10,000,000. The net book value of the Yokohama Tire Warehouse property of approximately $7,786,000 at December 31, 1996 was evaluated in comparison to its estimated future undiscounted cash flows, the independent appraisal and a recent internal appraisal. Based upon such evaluation, the General Partner determined that the property's estimated future undiscounted cash flows were expected to exceed its carrying value. Therefore, no impairment in value existed and a write-down in value was not required. The Partnership's cumulative investment in the property, before accumulated depreciation, is approximately $9,352,000.

The General Partner evaluated the carrying value of each of the Partnership's other properties and its investment in the Affiliated Joint Venture as of December 31, 1996 by comparing such carrying value to the related property's future undiscounted cash flows and the then most recent internal appraisal in order to determine whether a impairment in value existed. Based upon such evaluations, the General Partner determined that no impairment in values existed and, therefore, no write-downs were recorded as of December 31, 1996.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
The General Partner will continue to conduct property valuations, using internal or independent appraisals, in order to determine whether an impairment in value exists on any of the Partnership's properties.

Results of Operations
---------------------
Average occupancy for the Partnership's investments was as follows:

                                                Years ended December 31,
                                                1996      1995       1994
                                                ----      ----       ----
  Palms of Carrollwood Shopping Center           80%       76%        80%
  Yokohama Tire Warehouse                       100%      100%       100%
  Purina Mills Distribution Building            100%      100%       100%
  Allmetal Distribution Building                100%      100%       100%
  Stone Container Building                      100%      100%       100%
  Business Center at Pureland                   100%      100%       100%
  Quince Orchard Corporate Center
    (Affiliated Joint Venture)                  100%      100%        83%

Results of Operations - 1996 compared with 1995

Net income for the year ended December 31, 1996 was $2,616,017 as compared to net income of $2,776,632 in 1995.

Rental income for the year ended December 31, 1996 increased by $202,305, or 6%, as compared to 1995. This increase is primarily due to increases in rental income at the Palms of Carrollwood, Yokohama Tire Warehouse, Allmetal Distribution Building, Stone Container Building and Business Center at Pureland properties. Rental income increased at the Palms of Carrollwood property primarily due to the fact that a new anchor tenant at the property pays a rental rate greater than that which the former anchor tenant paid. In addition, a 4% increase in average occupancy at the property between periods contributed to the increase in rental income. However, this increase in rental income at the Palms of Carrollwood was partially offset by another anchor tenant at the property reducing its rental payments, as described above. Increases in the rental rates paid by the sole tenants at the Yokohama Tire Warehouse, Allmetal Distribution Building and Stone Container Building properties and by one of the tenants at the Business Center at Pureland property, in accordance with the terms of their leases, resulted in increased rental income from these properties during 1996 as compared to 1995. Rental income from the Purina Mills Distribution Building was consistent between the years.

The Partnership's allocation of income from the Affiliated Joint Venture for the year ended December 31, 1996 decreased by $53,210, or 7%, as compared to 1995. This decrease is due the manner in which the partnership agreement of QOCC-1 Associates calculates the income allocation to its partners. (see Note 6 included in Item 8 of this Report and the audited financial statements of QOCC-1 Associates filed as an Exhibit to this Report for additional information).

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------------------
Interest income for the year ended December 31, 1996 decreased by $16,598, or 10%, as compared to the same period in 1995. This decrease is primarily due to a decrease in the interest rates earned on the Partnership's working capital reserves as well as a decrease in the amount of the Partnerships working capital reserves.

The Partnership's share of property operating expenses increased by $59,289, or 22%, as compared to 1995 primarily due to an increase in such expenses at the Palms of Carrollwood Shopping Center. Property operating expenses at each of the Partnership's warehouse properties were consistent between years.

Property operating expenses incurred at the Palms of Carrollwood Shopping Center during 1996 increased by 35% as compared to 1995. The property incurred approximately $112,000 and $6,000 of non-recurring maintenance and repair expenses during 1996 and 1995, respectively. These amounts were incurred to maintain the property's competitive position within its market. Excluding these amounts, the partnership's share of property operating expenses decreased by 24%. This decrease is primarily due to the increase in tenant reimbursements paid by the new anchor tenant as compared to the former anchor tenant.

Amortization of deferred expenses for the year ended December 31, 1996 increased by $118,042, or 56%, as compared to 1995. This increase was primarily due to the leasing activity which occurred at the Palms of Carrollwood and the Business Center at Pureland properties during 1995 and the amortization of the leasing costs associated with these new leases.

General and administrative expenses for the year ended December 31, 1996 increased by $115,781, or 48%, as compared to 1995. This increase is primarily due to legal fees incurred by the Partnership in connection with the class action complaint in which the Partnership is one of the defendants (See Item 3 of this Report for information regarding the class action complaint). Excluding such legal fees, general and administrative expenses were consistent between periods.

Results of Operations - 1995 compared with 1994

Net income for the year ended December 31, 1995 was $2,776,632 as compared to net income of $2,543,261 in 1994.

The Partnership's allocation of income from the Affiliated Joint Venture for the year ended December 31, 1995 increased by $214,011, or 40%, as compared to 1994 primarily due to a 17% increase in average occupancy at the Quince Orchard Corporate Center.

Interest income for the year ended December 31, 1995 increased by $56,415, or 53%, as compared to 1994 primarily due to an increase in the interest rates earned on the Partnership's working capital reserves as well as an increase in the amount of such reserves.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------------------
Amortization of deferred expenses in 1995 decreased by $16,501, or 7%, as compared to 1994. Included in the 1994 results is a deferred expense write-off of $47,880 resulting from tenants who vacated their spaces prior to the termination of their respective leases. Excluding this write-off, amortization of deferred expenses in 1995 increased by 18% as compared to 1994, primarily due to an increase in deferred expenses relating to leasing costs incurred at the Palms of Carrollwood and the Business Center at Pureland properties.

General and administrative expenses in 1995 increased by $52,765, or 28%, as compared to 1994. This increase is primarily due to an increase in the time required to be expended by the General Partner and the expenses incurred in connection with securing a new anchor tenant at the Palms of Carrollwood Shopping Center and in attempting to collect delinquent rental amounts from two former tenants at the Palms of Carrollwood.

The General Partner believes that inflation has had no significant impact on income from operations during the last three fiscal years and the General Partner anticipates that it will not have a significant impact during 1997.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow
---------
The following table provides the calculations of Cash from Operations and Distributable Cash from Operations, which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                          Years Ended December 31,
                                           1996         1995        1994         1993        1992
                                           ----         ----        ----         ----        ----
Net cash provided by operating
  activities (a)                        $4,250,925  $3,743,803   $3,580,615  $3,382,661   $3,334,499
Net change in operating assets
  and liabilities (a)                    (209,228)     111,983     (10,043)      40,419      111,775
                                        ----------  ----------   ----------  ----------   ----------
Net cash provided by operations (a)      4,041,697   3,855,786    3,570,572   3,423,080    3,446,274
Increase in working capital reserves     (197,669)   (804,971)    (519,757)   (372,265)    (395,461)
                                        ----------  ----------   ----------  ----------   ----------
Cash from operations (b)                 3,844,028   3,050,815    3,050,815   3,050,815    3,050,813
Decrease in working capital reserves             -           -            -           -            -
                                        ----------  ----------   ----------  ----------   ----------
Distributable cash from operations (b)  $3,844,028  $3,050,815   $3,050,815  $3,050,815   $3,050,813
                                        ==========  ==========   ==========  ==========   ==========

Allocation to General Partner             $192,201    $152,541     $152,541    $152,541     $152,541
Allocation to John Hancock
  Limited Partner                          270,506           -            -           -            -
Allocation to Investors                  3,381,321   2,898,274    2,898,274   2,898,274    2,898,272
                                        ----------  ----------   ----------  ----------   ----------
                                        $3,844,028  $3,050,815   $3,050,815  $3,050,815   $3,050,813
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

On February 14, 1997, the Partnership made a cash distribution in the aggregate amount of $961,006 to the General Partner and Limited Partners. This distribution was based on Distributable Cash from Operations for the year ended December 31, 1996 less amounts previously distributed. This amount was allocated 5% to the General Partner and 95% to the Limited Partners, in accordance with the terms of the Partnership Agreement. Of the amount distributed to the Limited Partners, the Investors received $845,330, and the John Hancock Limited Partner received $67,626. Such amounts represent a 7% annualized return on Limited Partners' Invested Capital. The General Partner anticipates that the Partnership will be able to make cash distributions during 1997 comparable to those made during 1996.

Item 8 - Financial Statements and Supplementary Data

The response to this Item appears beginning on page F-1 of this Report.
The financial statements of QOCC-1 Associates, an investee of the Registrant, as of and for the years ending December 31, 1996, 1995 and 1994 are included herewith.

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

         Name                        Title                             Age
         ----                        -----                             ---
     William M. Fitzgerald      President and Director                   53
     Malcolm G. Pittman, III    Director                                 45
     Susan M. Shephard          Director                                 44
     Richard E. Frank           Treasurer (Chief Accounting Officer)     35

The term of office and other positions held by the persons listed above appear in paragraph (e) below.

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

         Name                        Title                             Age
         ----                        -----                             ---
     Edward P. Dowd             Senior Vice President of                 54
                                John Hancock's Real Estate
                                Investment Group

     Kevin McGuire              Vice President of John Hancock's         50
                                Real Estate Investment Group,
                                President of John Hancock Realty
                                Services Corp. and subsidiaries

     Stephen Kindl              Senior Investment Officer of John        39
                                Hancock's Real Estate Investment
                                Group, Assistant Vice President of
                                John Hancock Realty Equities, Inc.

(d)   Family relationships

There exist no family relationships among any of the foregoing directors or officers of the General Partner.

(e)   Business Experience

William M. Fitzgerald (age 53), joined John Hancock in 1968. He has been President and a Director of the General Partner, and a Senior Investment Officer of John Hancock, since June 1993 and a Director of Hancock Realty Investors Incorporated since November 1991. His term as a Director of the General Partner expires in May 1997. From 1987 to 1991, Mr. Fitzgerald was a Senior Vice President of John Hancock Properties, Inc. Prior to that time, he held a number of positions including Senior Real Estate Management Officer and Real Estate Management Officer of John Hancock. He holds an M.B.A. from Boston University and an A.B. from Boston College.

Malcolm G. Pittman, III (age 45), joined John Hancock in 1986 as an Assistant Counsel. He has been a Director of the General Partner since November 1991. His term as a Director of the General Partner expires in May 1997. Mr. Pittman has been a Counsel of John Hancock's Mortgage and Real Estate Law Division since 1993. From 1989 to 1993, he was an Associate Counsel of John Hancock. He holds a J.D. from Yale Law School and a B.A. from Oberlin College.

Susan M. Shephard (age 44), joined John Hancock in 1985 as an Attorney.
She has been a Director of the General Partner since November 1991. Her term as a Director of the General Partner expires in May 1997. Ms. Shephard has been a Mortgage Investment Officer of John Hancock since 1991. From 1988 to 1991, she was an Associate Counsel of John Hancock and from 1987 to 1988, she was an Assistant Counsel of John Hancock. She holds a J.D. from Georgetown University Law Center and a B.A. from the University of Rhode Island.

Richard E. Frank (age 35), joined John Hancock in 1983. He has been Treasurer of the General Partner since June 1993. Mr. Frank has been an Associate Investment Officer of John Hancock since January 1995. From 1993 to 1995, he was a Senior Financial Administrator of John Hancock; from 1991 to 1993, he was an Associate of Hancock Realty Investors, Incorporated; from 1990 to 1991, he held the position of Assistant Treasurer of John Hancock Realty Services Corp. He holds a B.S. from Stonehill College.

Edward P. Dowd (age 54), joined John Hancock in 1970. He has been a Director of Hancock Realty Investors, Incorporated since 1991, and a Director of John Hancock Realty Services Corp. and subsidiaries and John Hancock Property Investors Corp. since 1987. Mr. Dowd has been a Senior Vice President of John Hancock since 1991. From 1989 to 1990, he was a Vice President of John Hancock and from 1986 to 1989, he was a Second Vice President of John Hancock. Prior to that time, he held a number of positions including Senior Real Estate Investment Officer and Real Estate Investment Officer of John Hancock. From July 1982 to May 1986, Mr. Dowd was President of the General Partner. He holds an A.B. from Boston College.

Kevin McGuire (age 50), joined John Hancock in 1968. He has been a Vice President of John Hancock since June 1993 and President of John Hancock Realty Services Corp. and subsidiaries since July 1993. He has been a Managing Director and a Director of Hancock Realty Investors, Incorporated since 1991, and a Director of John Hancock Property Investors Corp. since 1987. Mr. McGuire served as an interim basis President of the General Partner from May 1991 to November 1991 and was President of John Hancock Properties, Inc. from 1987 to 1991. Prior to that time, he held a number of positions including Second Vice President, Senior Real Estate Investment Officer and Real Estate Investment Officer of John Hancock. He holds an M.B.A. from Babson College and an A.B. from Boston College.

Stephen Kindl (age 39), joined John Hancock in 1995 as a Senior Real Estate Investment Officer. Prior to joining John Hancock, he held a number of positions with Aetna Real Estate Investment, Inc., including Managing Director and Director. He holds an M.B.A. from the University of Hartford and a B.S. from the University of Connecticut

(f)   Involvement in certain legal proceedings

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

To the Partnership's knowledge, no officer or director of the General Partner has or had an ownership interest in the Partnership during the 1996 fiscal year or as of the date hereof. In addition, to the Partnership's knowledge, the County Employees Annuity and Benefit Fund of Cook County, the greater than 10% holder of Units, was not required to file any reports relating to Section 16(a) filing requirements during the 1996 fiscal year.

Item 11 - Executive Compensation

None of the officers or directors of the General Partner or any of the members of the Real Estate Investment Committee referred to in Item 10(c) receive any current direct remuneration from the Partnership in their capacities as officers, directors or members of the Real Estate Investment Committee, pursuant to any standard arrangements or otherwise, nor is any such remuneration currently proposed. In addition, the Partnership has not given and does not propose to give any options, warrants or rights, including stock appreciation rights, to any such person in such capacities. No remuneration plan or arrangement exists with any such person in such capacities resulting from resignation, retirement or any other termination. Therefore, tables relating to these topics have been omitted.

Compensation Committee Interlocks and Insider Participation:

The Partnership did not have a Compensation Committee in 1996 and does not currently have such a committee. No current or former officer or employer of the General Partner or its Affiliates participated during the 1996 fiscal year in deliberations regarding the General Partner's compensation as it relates to the Partnership.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

(a)   Security ownership of certain beneficial owners
No person or group, including the General Partner, is known by the General Partner to own beneficially more than 5% of the Partnership's 2,415,229 outstanding Units as of December 31, 1996, except as follows:

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

Item 12 - Security Ownership of Certain Beneficial Owners and Management (continued)

(c)   Changes in Control

The Partnership does not know of any arrangements the operations of which may at a subsequent date result in a change of control of the Partnership.

Item 13 - Certain Relationships and Related Transactions

See Note 4 of the Notes to the Financial Statements included in Item 8 of this Report for a description of certain transactions and related amounts payable by the Partnership to the General Partner and its Affiliates during 1996, 1995 and 1994.

The Partnership provides indemnification to the General Partner and its Affiliates for acts or omissions of the General Partner or its Affiliates performed in good faith on behalf of the Partnership, subject to certain specified exceptions, as described in the following paragraph.

The Limited Partnership Agreement provides that neither the General Partner nor any Affiliate of the General Partner shall be liable, responsible or accountable in damages to any of the Partners or the Partnership for any act or omission of the General Partner or such Affiliate in good faith on behalf of the Partnership within the scope of the authority granted to the General Partner by the Partnership Agreement and in the best interest of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner and its Affiliates performing services on behalf of the Partnership shall be entitled to indemnity from the Partnership for any loss, damage, or claim by reason of any act performed or omitted to be performed by the General Partner or such Affiliates in good faith on behalf of the Partnership and in a manner within the scope of the authority granted to the General Partner by the Partnership Agreement and in the best interest of the Partnership, except that they shall not be entitled to be indemnified in respect of any loss, damage, or claim incurred by reason of fraud, negligence, misconduct, or breach of fiduciary duty. Any indemnity shall be provided out of and to the extent of Partnership assets only.

In accordance with the terms of the Partnership Agreement, the General Partner and its Affiliates (as defined in the Partnership Agreement) are entitled to the following types of compensation, fees, profits/(losses), expense reimbursements and distributions:

A reimbursement for Acquisition Expenses (as defined in the Partnership Agreement) incurred by the General Partner or its Affiliates was payable at cost to the General Partner or its Affiliates. The Partnership completed its property acquisitions on March 27, 1992 and, therefore, did not pay any such reimbursements during the years ended 1996, 1995 or 1994.

An Affiliate of the General Partner may receive a Property Management Fee for providing property management services for the Partnership's properties. The Partnership is obligated to pay a fee equal to the amount customarily charged in arms-length transactions by other entities rendering comparable services for comparable properties in the localities where the Partnership's properties are located but in no event may such fee exceed 6% of the gross receipts of the property under management. To date, no Affiliate of the General Partner has provided property management services to the Partnership. Therefore, the Partnership did not pay any such fees during the years ended 1996, 1995 or 1994.

The General Partner and its Affiliates are also entitled to Reimbursement for Expenses relating to the administrative services necessary to the prudent operation of the Partnership, such as legal, accounting, computer, transfer agent and other services. The amounts charged to the Partnership for such administrative services may not exceed the lesser of the General Partner's or such Affiliate's costs or 90% of those which the Partnership would be required to pay to independent parties for comparable services in the same geographic area. The Partnership reimbursed the General Partner or its Affiliates for $179,330, $156,119 and $121,196 of such expenses during the years ended December 31, 1996, 1995 and 1994, respectively.

A Subordinated Disposition Fee (as defined in the Partnership Agreement) for selling properties is payable to the General Partner in the amount of 3% of the sales price of each property sold. However, no such Subordinated Disposition Fee may be paid to the General Partner unless and until the Investors and the John Hancock Limited Partner have received a return of their total Invested Capital (as defined in the Partnership Agreement) plus the Cumulative Return on Investment (as defined in the Partnership Agreement) of 12% per annum for all fiscal years ended prior to the date of payment. Such Subordinated Disposition Fee may not exceed 50% of the competitive real estate commissions in the area where the property is located or, together with any other brokerage commission payable to or by any other person, exceed 6% of the contract sales price of such property. The Partnership did not pay any such fees during the years ended 1996, 1995 or 1994.

In accordance with Section 8 of the Partnership Agreement (as described more fully in Note 3 to the Financial Statements included in Item 8 of this Report), 5% of Distributable Cash from Operations is distributable to the General Partner and the remaining 95% in the following order of priority: first, to the Investors in an amount sufficient to provide a non-cumulative, non-compounded cash return equal to 7% per annum on their Invested Capital; second, to the John Hancock Limited Partner in an amount sufficient to provide a non-cumulative, non-compounded cash return equal to 7% per annum on its Invested Capital; and third, to the Investors and the John Hancock Limited Partner in proportion to their respective capital contributions. The General Partner's share of Distributable Cash from Operations was $192,201 for the year ended December 31, 1996 and $152,541 for each of the two years ended December 31, 1995 and 1994, respectively. In accordance with the terms of the Partnership Agreement, the John Hancock Limited Partner was entitled to a share of Distributable Cash from Operations for the year ended December 31, 1996. The John Hancock Limited Partner's share for 1996 was $270,506. Distributable Cash from Operations was insufficient to provide the John Hancock Limited Partner with such a distribution during the either of the years ended 1995 or 1994.

A Share of Cash from Sales or Financings may be distributed to the General Partner and the John Hancock Limited Partner. Cash from Sales or Financings are distributable in accordance with Section 8 of the Partnership Agreement (as described more fully in Note 3 to the Financial Statements included in Item 8 of this Report). No Sales or Financings have occurred during the years ended 1996, 1995 or 1994 and, therefore, no such distributions were made.

A Share of the Partnership's Profits or Losses for tax purposes is allocable to the General Partner and to the Investors and the John Hancock Limited Partner. Such allocation generally approximates, insofar as practicable, their percentage share of Distributable Cash from Operations and of Cash from Sales or Financings. The General Partner will generally be allocated 1% of Partnership Losses for tax purposes, and the John Hancock Limited Partner will be allocated tax losses associated with the Partnership's sales commissions funded by the John Hancock Limited Partner's Capital Contributions. The General Partner's Share of such Profits or Losses were profits of $189,088, $178,928 and $168,666 during the years ended December 31, 1996, 1995 and 1994, respectively. In accordance with the terms of the Partnership Agreement, the John Hancock Limited Partner was allocated $280,404 of profits during the year ended December 31, 1996. The John Hancock Limited Partner was not allocated any such profits or losses during either of the years ended 1995 or 1994.

The following table reflects all compensation, fees, profits/(losses), expense reimbursements and distributions from the Partnership to the General Partner and/or its Affiliates for the three years ended December 31, 1996:

                                              Years Ended December 31,
                                             1996       1995        1994
                                             ----       ----        ----
  Operating Expenses                      $179,330   $156,119   $121,196
  General Partner Share of
    Distributable Cash from
    Operations                             192,201    152,541    152,541
  John Hancock Limited Partner's
    share of Distributable Cash
    from Operations                        270,506          -          -
  General Partner Share of Profits
    or Losses for tax purposes             189,088    178,928    168,666
  John Hancock Limited Partner's
    share of Profits or Losses
    for tax purposes                       280,404          -          -

                                 Part IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  (1) and (2)  -   Listed on Index to Financial Statements and Financial
Statement Schedules.

     (3)          -   Listing of Exhibits

Exhibit Number                                 Page Number or
   Under                                      Incorporation by
Regulation S-K      Description                  Reference
---------------     -----------                  ----------

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

     10.2   Documents relating to Quince
            Orchard Corporate Center

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

     (d)    Partnership Agreement for             Exhibit 10.2(d) to
            JH Quince Orchard Partners            the Partnership's
            dated as of December 23, 1988,        Amendment No. 1 to
            between John Hancock Realty           Form S-11
            Income Fund-II Limited Partnership    Registration Statement
            and John Hancock Realty Income        (File 33-25298)
            Fund-III Limited Partnership*

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

     10.5   Documents relating to the
            Purina Mills Distribution Building

     (a)    Agreement of Purchase and Sale dated  Exhibit 1 to the
            November 25, 1991 between             Partnership's report
            Perkinson Realty Corporation and      on Form 8-K dated
            John Hancock Realty Income Fund-III   December 27, 1991
            Limited Partnership*                  (File 0-18563)

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

     10.6   Documents relating to the
            Allmetal Distribution Building

     (a)    Real Estate Sale Agreement            Exhibit 1 to Amendment
            dated January 31, 1992 between        Number 1 on Form 8 to the
            The Travelers Insurance Company       Partnership's report on
            and John Hancock Realty               Form 8-K
            Income Fund-III Limited               dated February 11, 1992
            Partnership*                          (File 0-18563)

     10.7   Documents relating to the Stone
            Container Building

     (a)    Agreement of Purchase and             Exhibit 1 to Amendment
            Sale dated January 30, 1992           Number 2 on Form 8 to the
            between World Park Limited            Partnership's report on
            Partnership and John Hancock          Form 8-K dated
            Realty Income Fund-III                February 11, 1992
            Limited Partnership*                  (File 0-18563)

     (b)    Amendment to Purchase                 Exhibit 2 to Amendment
            and Sale Agreement dated              Number 2 on Form 8 to the
            February 28, 1992 between             Partnership's report on
            World Park Limited Partnership        Form 8-K dated
            and John Hancock Realty Income        February 11, 1992
            Fund-III Limited Partnership*         (File 0-18563)

     (c)    Lease dated March 2, 1992 relating    Exhibit 3 to Amendment
            to the Stone Container Building*      Number 2 on Form 8
                                                  to the Partnership's
                                                  report on Form 8-K dated
                                                  February 11, 1992
                                                  (File 0-18563)

     10.8 Documents relating to the Business Center at Pureland

     (a)    Agreement of Purchase and Sale        Exhibit 1 to Amendment
            dated January 24, 1992 between        Number 3 on Form 8
            The Prentiss/Copley Investment        to the Partnership's
            Group and John Hancock Realty         report on Form 8-K dated
            Income Fund-III Limited               February 11, 1992
            Partnership*                          (File 0-18563)

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

     (b)    Amendment to Purchase and Sale        Exhibit 2 to Amendment
            Agreement dated March 5, 1992         Number 3 on Form 8
            between The Prentiss/Copley           to the Partnership's
            Investment Group and John             report on Form 8-K dated
            Hancock Realty Income Fund-III        February 11, 1992
            Limited Partnership*                  (File 0-18563)

     (c)    Lease dated February 5, 1991          Exhibit 3 to Amendment
            relating to Building Number One at    Number 3 on Form 8
            the Business Center at Pureland*      to the Partnership's
                                                  report on Form 8-K dated
                                                  February 11, 1992
                                                  (File 0-18563)

     (d)    First Amendment to Lease              Exhibit 4 to Amendment
            dated March 26, 1992 relating         Number 3 on Form 8
            to Building Number One at the         to the Partnership's
            Business Center at Pureland*          report on Form 8-K dated
                                                  February 11, 1992
                                                  (File 0-18563)

     (e)    Lease Agreement dated                 Exhibit 5 to Amendment
            December 7, 1989 relating to          Number 3 on Form 8
            Building Number Two at the            to the Partnership's
            Business Center at Pureland*          report on Form 8-K dated
                                                  February 11, 1992
                                                  (File 0-18563)

     (f)    First Amendment to Lease              Exhibit 6 to Amendment
            dated January 4, 1990 relating        Number 3 on Form 8
            to Building Number Two at the         to the Partnership's
            Business Center at Pureland*          report on Form 8-K dated
                                                  February 11, 1992
                                                  (File 0-18563)

     (g)    Second Amendment to Lease             Exhibit 7 to Amendment
            dated March 16, 1990 relating         Number 3 on Form 8
            to Building Number Two at the         to the Partnership's
            Business Center at Pureland*          report on Form 8-K dated
                                                  February 11, 1992
                                                  (File 0-18563)

     (h)    Third Amendment to Lease              Exhibit 8 to Amendment
            dated September 17, 1990              Number 3 on Form 8
            relating to Building Number           to the Partnership's
            Two at the Business Center            report on Form 8-K dated
            at Pureland*                          February 11, 1992
                                                  (File 0-18563)

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


(b) There were no reports on Form 8-K filed during the quarter ended December 31, 1996.

(c)  Exhibits - See Item 14 (a) (3) of this Report.

(d) Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate section of this Report commencing on Page F-48.




  +Filed herewith
  *Incorporated by reference

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1997.

                              JOHN HANCOCK REALTY INCOME FUND-III
                              LIMITED PARTNERSHIP

                              By:  John Hancock Realty Equities, Inc.
                                   General Partner

                              By:  WILLIAM M. FITZGERALD
                                   ---------------------
                                   William M. Fitzgerald, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of March, 1997.


   Signatures                         Title
   ----------                         -----

                               President (Principal Executive Officer) and
                               Director of John Hancock Realty Equities,
   WILLIAM M. FITZGERALD       Inc. (General Partner of Registrant)
   ---------------------
   William M. Fitzgerald


                               Treasurer (Chief Accounting Officer) of
                               John Hancock Realty Equities, Inc.
  RICHARD E. FRANK             (General Partner of Registrant)
  ---------------------
  Richard E. Frank


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



                       YEAR ENDED DECEMBER 31, 1996



         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP



                          BOSTON, MASSACHUSETTS

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

     INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                     (ITEMS 8 AND 14 (A) (1) AND (2))

(1)  (a)    Financial Statements of the Registrant                Page
       Report of Independent Auditors                              F-3
       Balance Sheets at December 31, 1996 and 1995                F-4
         Statements of Operations for the Years Ended
       December 31, 1996, 1995 and 1994                            F-5
         Statements of Partners' Equity for the Years Ended
       December 31, 1996, 1995 and 1994                            F-6
         Statements of Cash Flows for the Years Ended
       December 31, 1996, 1995 and 1994                            F-7
       Notes to Financial Statements                               F-8

     (b)       Financial Statements of the Investee
       Report of Independent Auditors                              F-20
       Balance Sheet at December 31, 1996                          F-21
       Statement of Operations for the Year
         Ended December 31, 1996                                   F-22
       Statement of Partners' Equity for the
         Year Ended December 31, 1996                              F-23
       Statement of Cash Flows for the Year
         Ended December 31, 1996                                   F-24
       Notes to Financial Statements                               F-25

       Report of Independent Auditors                              F-30
       Balance Sheet at December 31, 1995                          F-31
       Statement of Operations for the Year
         Ended December 31, 1995                                   F-32
       Statement of Partners' Equity for the
         Year Ended December 31, 1995                              F-33
       Statement of Cash Flows for the Year
         Ended December 31, 1995                                   F-34
       Notes to Financial Statements                               F-35

       Report of Independent Auditors                              F-40
       Balance Sheet at December 31, 1994                          F-41
       Statement of Operations for the Year
         Ended December 31, 1994                                   F-42
       Statement of Partners' Equity for the
         Year Ended December 31, 1994                              F-43
       Statement of Cash Flows for the Year
         Ended December 31, 1994                                   F-44
       Notes to Financial Statements                               F-45

(2)  Financial Statement Schedules
     Schedule III:   Real Estate and Accumulated Depreciation      F-48

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                      Report of Independent Auditors


To the Partners
John Hancock Realty Income Fund-DIII Limited Partnership


We have audited the accompanying balance sheets of John Hancock Realty Income Fund III Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of QOCC-1 Associates (a limited partnership in which JH Quince Orchard Partners, a joint venture in which the Partnership has a 50% interest, has a 75% interest) have been audited by other auditors whose reports have been furnished to us; insofar as our opinion on the financial statements relates to data included for QOCC-1 Associates, it is based solely on their reports.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of John Hancock Realty Income Fund-III Limited Partnership at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                           ERNST & YOUNG LLP
Boston, Massachusetts
February 14, 1997, except
  for Note 9, as to which the
  date is March 18, 1997

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                              BALANCE SHEETS

                                  ASSETS
                                                    December 31,
                                                 1996           1995
                                                 ----           ----
Current assets:
 Cash and cash equivalents                   $2,663,859     $2,431,272
 Restricted cash                                 17,739          6,323
 Other current assets                           165,654        282,343
                                            -----------    -----------
                                              2,847,252      2,719,938
Investment in property:
 Land                                         8,410,535      8,410,535
 Building and improvements                   24,942,540     24,942,540
                                            -----------    -----------
                                             33,353,075     33,353,075
 Less:   accumulated depreciation             4,649,036      3,819,371
                                            -----------    -----------
                                             28,704,039     29,533,704

Investment in joint venture                   7,638,805      7,907,123

Long-term restricted cash                        90,220         91,885

Deferred expenses, net of accumulated
 amortization of $1,025,259 in 1996 and
 $724,584 in 1995                             1,601,682      1,556,764

Other assets                                     14,888         15,138
                                            -----------    -----------
   Total assets                             $40,896,886    $41,824,552
                                            ===========    ===========

                    LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses         $287,374       $240,389
 Accounts payable to affiliates                  93,467         38,412
                                            -----------    -----------
   Total current liabilities                    380,841        278,801

Partners' equity/(deficit):
 General partners                              (43,423)       (44,553)
 Limited partners                            40,559,468     41,590,304
                                            -----------    -----------
   Total partners' equity                    40,516,045     41,545,751
                                            -----------    -----------
   Total liabilities and partners' equity   $40,896,886    $41,824,552
                                            ===========    ===========


                    See Notes to Financial Statements

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                         STATEMENTS OF OPERATIONS


                                               Years Ended December 31,
                                            1996         1995        1994
                                            ----         ----        ----
Income:
  Rental income                         $3,606,964  $3,404,659   $3,407,133
  Income from joint venture                701,988     755,198      541,187
  Interest income                          145,734     162,332      105,917
                                       -----------  ----------   ----------
   Total income                          4,454,686   4,322,189    4,054,237

Expenses:
  Depreciation                             829,665     829,665      829,665
  Property operating expenses              323,918     264,629      266,312
  Amortization of deferred expenses        327,697     209,655      226,156
  General and administrative expenses      357,389     241,608      188,843
                                       -----------  ----------   ----------
   Total expenses                        1,838,669   1,545,557    1,510,976
                                       -----------  ----------   ----------
   Net income                           $2,616,017  $2,776,632   $2,543,261
                                        ==========  ==========   ==========

Allocation of net income:
     General Partner                      $183,416    $186,708     $175,393
     John Hancock Limited Partner          276,653           -            -
     Investors                           2,155,948   2,589,924    2,367,868
                                       -----------  ----------   ----------
                                        $2,616,017  $2,776,632   $2,543,261
                                        ==========  ==========   ==========

Net Income per Unit                         $0.89        $1.07       $0.98
                                        ==========  ==========   ==========

















                    See Notes to Financial Statements

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY
               Years Ended December 31, 1996, 1995 and 1994

                                                      General          Limited
                                                      Partner          Partners        Total
                                                      -------         ---------        -----
Partners' equity/(deficit) at January 1, 1994
   (2,415,234 Units outstanding)                    ($101,572)       $42,429,060    $42,327,488

Less:   Cash distributions                           (152,541)       (2,898,274)    (3,050,815)

Add:    Net income                                     175,393         2,367,868      2,543,261
                                                      --------       -----------     ----------
Partners' equity/(deficit) at December 31, 1994
   (2,415,234 Units outstanding)                      (78,720)        41,898,654     41,819,934

Less:   Cash distributions                           (152,541)       (2,898,274)    (3,050,815)

Add:    Net income                                     186,708         2,589,924      2,776,632
                                                      --------       -----------     ----------
Partners' equity/(deficit) at December 31, 1995
   (2,415,234 Units outstanding)                      (44,553)        41,590,304     41,545,751

Less:   Cash distributions                           (182,286)       (3,463,437)    (3,645,723)

Add:    Net income                                     183,416         2,432,601      2,616,017
                                                      --------       -----------     ----------
Partners' equity/(deficit) at December 31, 1996
   (2,415,234 Units outstanding)                     ($43,423)       $40,559,468    $40,516,045
                                                      ========       ===========    ===========


















                    See Notes to Financial Statements

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                         STATEMENTS OF CASH FLOWS

                                                                  Years Ended December 31,
                                                          1996              1995             1994
                                                          ----              ----             ----
Operating activities:
  Net income                                           $2,616,017       $2,776,632        $2,543,261
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                          829,665          829,665           829,665
    Amortization of deferred expenses                     327,697          209,655           226,156
    Cash distributions over/(under) equity
       in income from joint venture                       268,318           39,834          (28,510)
                                                       ----------       ----------        ----------
                                                        4,041,697        3,855,786         3,570,572

  Changes in operating assets and liabilities:
    Decrease/(increase) in restricted cash                (9,751)            5,695           (8,957)
    Increase in other current assets                      116,689        (128,188)          (39,357)
    Increase in other assets                                  250          (8,798)                 -
    Increase/(decrease) in accounts payable and
       accrued expenses                                    46,985           10,949            40,954
    Increase/(decrease) in accounts payable
       to affiliates                                       55,055            8,359            17,403
                                                       ----------       ----------        ----------
       Net cash provided by operating activities        4,250,925        3,743,803         3,580,615

Investing activities:
  Increase in investment in joint venture                       -                -       (1,104,902)
  Acquisition of deferred expenses
     and other assets                                   (372,615)        (899,438)          (57,377)
                                                       ----------       ----------        ----------
       Net cash used in investing activities            (372,615)        (899,438)       (1,162,279)

Financing activities:
  Cash distributed to Partners                        (3,645,723)      (3,050,815)       (3,050,815)
                                                       ----------       ----------        ----------
       Net cash used in financing activities          (3,645,723)      (3,050,815)       (3,050,815)
                                                       ----------       ----------        ----------
       Net increase/(decrease) in cash and
          cash equivalents                                232,587        (206,450)         (632,479)

       Cash and cash equivalents at beginning
          of year                                       2,431,272        2,637,722         3,270,201
                                                       ----------       ----------        ----------
       Cash and cash equivalents at end
          of year                                      $2,663,859       $2,431,272        $2,637,722
                                                       ==========       ==========        ==========

                    See Notes to Financial Statements

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS

1.   Organization of Partnership
     ---------------------------
     John Hancock Realty Income Fund-III Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on November 4, 1988. As of December 31, 1996, the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-III Assignor, Inc. (the "Assignor Limited Partner"); and 2,612 Unitholders (the "Investors"). The Assignor Limited Partner holds five Investor Limited Partnership Interests for its own account and 2,415,229 Assignee Units (the "Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,100, representing capital contributions of $1,000 from the General Partner, $1,000 from the John Hancock Limited Partner, and $100 from the Assignor Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Units at $20 per unit. During the offering period, which terminated on February 15, 1991, 2,415,229 Units were sold and the John Hancock Limited Partner made additional capital contributions of $3,863,366. There were no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

     Investments in property are recorded at cost less any property write-downs for impairment in value. Cost includes the initial purchase price of the property plus acquisition and legal fees, other miscellaneous acquisition costs, and the cost of significant improvements.

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

     The net income per Unit for the years ended December 31, 1996, 1995 and 1994 is calculated by dividing the Investors' share of net income by the number of Units outstanding during each year.

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
2.   Significant Accounting Policies (continued)
     -------------------------------
     In the fourth quarter of 1995, the Partnership adopted the Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (the "Statement 121"). Statement 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of Statement 121 had no effect on the Partnership's financial statements at December 31, 1996.

3.   The Partnership Agreement
     -------------------------
     Neither the General Partner nor any affiliate of the General Partner shall be liable, responsible or accountable in damages to any of the Partners or the Partnership for any act or omission of the General Partner or such affiliate in good faith on behalf of the Partnership within the scope of the authority granted to the General Partner by the Partnership Agreement and in the best interest of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner and its affiliates performing services on behalf of the Partnership shall be entitled to indemnity from the Partnership for any loss, damage, or claim by reason of any act performed or omitted to be performed by the General Partner or such affiliates in good faith on behalf of the Partnership and in a manner within the scope of the authority granted to the General Partner by the Partnership Agreement and in the best interest of the Partnership, except that they shall not be entitled to be indemnified in respect of any loss, damage, or claim incurred by reason of fraud, negligence, misconduct, or breach of fiduciary duty. Any indemnity shall be provided out of and to the extent of Partnership assets only. The Partnership shall not advance any funds to the General Partner or its affiliates for legal expenses and other costs incurred as a result of any legal action initiated against the General Partner or its affiliates by a Limited Partner in the Partnership.

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

4.   Transactions with the General Partner and Affiliates
     ----------------------------------------------------
     Fees, commissions and other costs incurred or paid by the General Partner or its Affiliates during the three years ended December 31, 1996, 1995 and 1994, and to which the General Partner or its Affiliates are entitled to reimbursement from the Partnership were $179,330, $156,119 and $121,196, respectively.

     The Partnership provides indemnification to the General Partner and its Affiliates for any acts or omissions of the General Partner or such Affiliate in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described in
     Note 9. Accordingly, the Partnership has accrued $41,475 for the year ended December 31, 1996, which amount is included in the Statements of Operations and represents the Partnership's share of costs incurred by the General Partner and its affiliates relating to the class action complaint.

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)

4.   Transactions with the General Partner and Affiliates (continued)
     ----------------------------------------------------
     Accounts payable to affiliates represents amounts due to the General Partner or its Affiliates for various services provided to the Partnership, including amounts to indemnify the General Partner or its Affiliates for claims incurred by them in connection with their actions as General Partner of the Partnership. All amounts accrued by the Partnership to indemnify the General Partner or its affiliates for legal fees incurred by them shall not be paid unless or until all conditions set forth in the Partnership Agreement for such payment have been fulfilled.

     The General Partner serves in a similar capacity for two other affiliated real estate limited partnerships.

5.   Investment in Property
     ----------------------
     Investment in property at cost, less any write-downs, consists of managed, fully-operating, commercial real estate as follows:
                                                       December 31,
                                                   1996           1995
                                                   ----           ----

        Palms of Carrollwood Shopping
          Center                              $10,930,578    $10,930,578
        Yokohama Tire Warehouse                 9,352,221      9,352,221
        Purina Mills Distribution Building      4,203,406      4,203,406
        Allmetal Distribution Building          1,636,050      1,636,050
        Stone Container Building                2,088,804      2,088,804
        Business Center at Pureland             5,142,016      5,142,016
                                              -----------      ---------
                                              $33,353,075    $33,353,075
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

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)

5.   Investment in Property (continued)
     ----------------------
     At December 31, 1996, future minimum rentals on non-cancelable leases relating to the above properties were as follows:

                         1997                $3,637,831
                         1998                 3,717,530
                         1999                 1,843,124
                         2000                 1,536,773
                         2001                 1,234,610
                         Thereafter           4,706,639
                                             ----------
                            Total           $16,676,507
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

     On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership which owns and operates the Quince Orchard Corporate Center, a three-story office building and related land and improvements located in Gaithersburg, Maryland. The partnership agreement of QOCC-1 Associates provides that the Affiliated Joint Venture contribute 95% of any required additional capital contributions. Of the cumulative total invested capital in QOCC-1 Associates at December 31, 1996, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)

6.   Investment in Joint Venture (continued)
     ---------------------------
     Net cash flow from QOCC-1 Associates is distributed in the following order of priority: (i) to the payment of all debts and liabilities of QOCC-1 Associates and to fund reserves deemed reasonably necessary;
     ii), to the partners in proportion to their respective invested capital until each has received a 9% return on invested capital and
     iii) the balance, if any, to the partners in proportion to their interests. During 1996, the partners received a return on invested capital in excess of 9%. Prior to 1996, QOCC-1 Associates had not provided the partners with a return in excess of 9% on their invested capital

     Income and gains of QOCC-1 Associates, other than the gains allocated arising from a sale other similar event with respect to the Quince Orchard Corporate Center, are allocated in the following order of priority: i) to the partners who are entitled to receive a distribution of net cash flow, pro rata in the same order and amounts as such distributions are made and ii) the balance, if any, to the partners, pro rata in accordance with their interests.

     Summarized financial information for QOCC-1 Associates is as follows:
                                                    Financial Position at
                                                         December 31,
                                                       1996       1995
                                                       ----       ----
      Current assets                                $152,573       $168,756
      Deferred expenses, net                       1,835,645      2,140,529
      Other assets                                 1,724,493      1,623,912
      Investment in property, net                 12,304,945     12,644,363
                                                ------------    -----------
        Total assets                             $16,017,656    $16,577,560
                                                 ===========    ===========

      Current liabilities                           $476,658       $465,743
      Partners' equity                            15,540,998     16,111,817
                                                ------------    -----------
        Total liabilities and equity             $16,017,656    $16,577,560
                                                 ===========    ===========

                                               Results of Operations
                                              Years Ended December 31,
                                             1996       1995        1994
                                             ----       ----        ----
      Total income                   $2,754,712    $2,719,151    $2,243,942
      Total expenses                  1,220,531     1,180,460     1,144,080
                                     ----------    ----------    ----------
        Net income                   $1,534,181    $1,538,691    $1,099,862
                                     ==========    ==========    ==========

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)

6.   Investment in Joint Venture (continued)
     ---------------------------
     The Affiliated Joint Venture's share of QOCC-1 Associates' partners' equity was $15,540,998 and $16,111,817 at December 31, 1996 and 1995,
     respectively. The Affiliated Joint Venture's share of QOCC-1 Associates' net income was $1,403,992, $1,510,397 and $1,082,373 for the years ended December 31, 1996, 1995 and 1994, respectively. As noted above, the Partnership has a 50% interest in the Affiliated Joint Venture.

7.   Deferred Expenses
     -----------------
      Deferred expenses consist of the following:

                                                                        Unamortized Balance at
                                                                             December 31,
      Description                                                      1996            1995
      -----------                                                      ----            ----
     $152,880 of acquisition fees for
     investment in the Affiliated Joint
     Venture.  This amount
     is amortized over a period
     of 31.5 years.                                                     $114,256       $119,109

     $1,087,190 of tenant improvements.  These
     amounts are amortized over the terms
     of the leases to which they relate.                                 900,220        719,916

     $313,250 of lease commissions.  These
     amounts are amortized over the terms
     of the leases to which they relate.                                 242,114        219,273

     $1,073,621 of acquisition fees paid to the
     General Partner.  This amount
     is amortized over a period of
     eighty-four months.                                                 345,092        498,466
                                                                      ----------     ----------
                                                                      $1,601,682     $1,556,764
                                                                      ==========     ==========

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)

8.   Federal Income Taxes
     --------------------
     A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                    Years Ended December 31,
                                                               1996           1995           1994
                                                               ----           ----           ----
       Net income per Statements of Operations              $2,616,017     $2,776,632     $2,543,261

       Add/(less):    Excess of book depreciation
                         over tax depreciation                 141,284        142,021        142,890
                      Excess of book amortization
                         over tax amortization                 159,378         59,511         81,580
                      Other income                            (48,622)      (195,901)      (183,625)
                      Other expenses                           101,918              -         20,966
                                                            ----------     ----------     ----------
       Net income for federal income tax purposes           $2,969,975     $2,782,263     $2,605,072
                                                            ==========     ==========     ==========

     A reconciliation of the Partnership's properties' aggregate cost for book and federal income tax purposes is as follows:

                                                                    Years Ended December 31,
                                                               1996           1995           1994
                                                               ----           ----           ----
      Aggregate cost, book purposes                        $33,353,075    $33,353,075    $33,353,075

      Add/(deduct):   Costs capitalized for federal income
                        tax purposes, cumulative               136,486         34,568         34,568
                      Book basis property write-downs,
                        cumulative                           1,431,400      1,431,400      1,431,400
                                                            ----------     ----------     ----------
      Aggregate cost, federal income tax purposes          $34,920,961    $34,819,043    $34,819,043
                                                            ==========     ==========     ==========

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)

9.   Contingencies
     -------------
     In February 1996, a putative class action complaint was filed in the Superior Court in Essex County, New Jersey by a single investor in a limited partnership affiliated with the Partnership. The complaint named as defendants the Partnership, the General Partner, certain other Affiliates of the General Partner, and certain unnamed officers, directors, employees and agents of the named defendants. The plaintiff sought unspecified damages stemming from alleged misrepresentations and omissions in the marketing and offering materials associated with the Partnership and two limited partnerships affiliated with the Partnership. On March 18, 1997, the court certified a class of investors who were original purchasers in the Partnership.

     The Partnership provides indemnification to the General Partner and its Affiliates for acts or omissions of the General Partner in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described above. Accordingly, the Partnership has accrued $41,475 for the year ended December 31, 1996, which amount is included in the Statement of Operations and represents the Partnership's share of costs incurred by the General Partner and its Affiliates relating to the class action complaint.

     At the present time, the General Partner can not estimate the impact, if any, of the potential indemnification claims on the Partnership's Financial Statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements.

10.  Subsequent Events
     -----------------
     On February 14, 1997, the Partnership made a cash distribution in the aggregate amount of $961,006, based on Distributable Cash from Operations for the year ended December 31, 1996 less amounts previously distributed. This amount was allocated 5%, or $48,050 to the General Partner and 95%, or $912,956 to the Limited Partners, in accordance with the Partnership Agreement. Of the amount distributed to the Limited Partners, the Investors received $845,330 and the John Hancock Limited Partner received $67,626. Such amounts represent a 7% annualized return on Limited Partners Invested Capital.

                         FINANCIAL STATEMENTS AND
                       INDEPENDENT AUDITORS' REPORT

                            QOCC-1 ASSOCIATES

                            DECEMBER 31, 1996

                               QOCC-1

                         TABLE OF CONTENTS

                                                         PAGE


INDEPENDENT AUDITORS' REPORT                             F-20


FINANCIAL STATEMENTS


     BALANCE SHEET                                       F-21


     STATEMENT OF INCOME                                 F-22


     STATEMENT OF PARTNERS' EQUITY                       F-23


     STATEMENT OF CASH FLOWS                             F-24


     NOTES TO FINANCIAL STATEMENTS                       F-25

                     INDEPENDENT AUDITORS' REPORT


To the Partners
QOCC-1 Associates

        We have audited the accompanying balance sheet of QOCC-1 Associates as of December 31, 1996, and the related statements of income, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QOCC-1 Associates as of December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                  REZNICK FEDDER & SILVERMAN



Bethesda, Maryland
January 8, 1997

                          QOCC-1 Associates
                            BALANCE SHEET
                          December 31, 1996

                ASSETS

RENTAL PROPERTY
Land                                                $  3,670,000
Land improvements                                         35,425
Building                                              11,461,343
Building improvements                                     63,136
                                                      -----------
                                                      15,229,904
Less accumulated depreciation                          2,924,959
                                                      -----------

                                                      12,304,945
                                                      -----------
OTHER ASSETS
Cash and cash equivalents                                503,566
Prepaid taxes and insurance                               96,095
Prepaid leasing commissions                              302,122
Deferred rent                                          1,277,405
Leasing costs, less accumulated
amortization
of $619,264                                            1,533,523
                                                      -----------
                                                       3,712,711
                                                      -----------
                                                    $ 16,017,656
                                                      ===========
   LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses               $     29,570
Prepaid rent and security deposit                        447,088
                                                      -----------
                                                         476,658

COMMITMENT                                                     -

PARTNERS= EQUITY                                      15,540,998
                                                      -----------
                                                    $ 16,017,656
                                                      ===========





               See notes to financial statements

                       QOCC-1 Associates
                      STATEMENT OF INCOME
                  Year ended December 31, 1996


Revenue
Rental income - base                                $ 2,691,797
Rental income - escalations                             61,015
Interest income                                          1,900
                                                     ---------
Total revenue                                        2,754,712

Expenses
Accounting                                $    8,100
Advertising and promotion                     1,271
Bad debts                                       576
Commissions                                  86,320
Depreciation and amortization               588,496
Insurance                                     5,503
Legal                                         1,371
Management fees                              50,430
Personnel services                           76,801
Repairs and maintenance                     199,601
Supplies                                      2,145
Taxes                                       191,609
Travel                                           21
Utilities                                     8,287
Total expenses                             ---------  1,220,531
                                                     ---------
NET INCOME                                          $ 1,534,181
                                                     =========












               See notes to financial statements

                       QOCC-1 Associates
                 STATEMENT OF PARTNERS' EQUITY
                  Year ended December 31, 1996


                          Equity at      Net       Distri-     Equity at
                           January     income      butions     December
                            1, 1996                            31, 1996
                           ---------    ---------      ---------     --------
JH Quince Orchard       $ 15,750,296 $ 1,403,992 $ (1,940,627) $ 15,213,661
Partners

Quad Properties, Inc.       361,521    130,189     (164,373)     327,337
                           ---------    ---------      ---------    ---------
                        $ 16,111,817 $ 1,534,181 $ (2,105,000) $ 15,540,998
                         ==========  ==========  ==========  ==========








               See notes to financial statements

                       QOCC-1 Associates
                    STATEMENT OF CASH FLOWS
                  Year ended December 31, 1996


Cash flows from operating activities
  Net income                                          $    1,534,181
  Adjustments to reconcile net income to net
  cash provided by operating activities
     Depreciation and amortization                           588,496
     Decrease in accounts receivable - other                   2,186
     Increase in prepaid taxes and insurance                 (1,418)
     Increase in accounts payable and accrued                 10,005
     expenses
     Decrease in prepaid leasing commissions                  86,320
     Increase in prepaid rent and security deposit               910
     Increase in deferred rent                              (99,671)
                                                            --------
          Net cash provided by operating activities        2,121,009
                                                            --------
Cash flows from investing activities
  Investment in rental property                             (30,514)
                                                            --------
          Net cash used in investing activities             (30,514)
                                                            --------
Cash flows from financing activities
  Distributions to partners                              (2,105,000)
                                                            --------
          Net cash used in financing activities          (2,105,000)
                                                            --------
          NET DECREASE IN CASH AND CASH EQUIVALENTS         (14,505)

Cash and cash equivalents, beginning                         518,071
                                                            --------
Cash and cash equivalents, end                        $      503,566
                                                            ========










               See notes to financial statements

                       QOCC-1 Associates
                 NOTES TO FINANCIAL STATEMENTS
                       December 31, 1996

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
       POLICIES

 The partnership was organized on December 27, 1988, as a general partnership under the laws of the State of Maryland for the purpose of operating an office building with approximately 99,782 of net rentable square feet in Gaithersburg, Maryland. The building was acquired in December 1988. The partnership conducts its rental operations under a lease agreement with one tenant.

 Use of Estimates
 ----------------
 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

 Rental Property
 ---------------
 Rental property is carried at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives by use of the straight-line method.

 Cash Equivalents
 ----------------
 For purposes of the statement of cash flows, the partnership considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

 Rental Income
 -------------
 Rental income is recognized as rentals become due. For instances in which rent concession periods are involved, rental income is recognized using the straight-line method over the term of the lease, which includes the rent concession period. The amount applicable to the rent concession is recorded as a deferred asset against which future collections are applied. Rental payments received in advance are deferred until earned. The lease between the partnership and the tenant of the property is an operating lease.

     QOCC-1 Associates
     NOTES TO FINANCIAL STATEMENTS - CONTINUED
     December 31, 1996

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
       POLICIES (Continued)

  Income Taxes
  ------------
  No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

  Prepaid Leasing Commissions
  ---------------------------
  Prepaid leasing commissions are charged to operations using the straight-line method over 76 months.

  Leasing Costs
  -------------
  Leasing costs were incurred to obtain a new tenant for the office building and improve the rental space. These costs are being written off using the straight-line method over the ten-year term of the lease.

NOTE B - RENTAL INCOME UNDER OPERATING LEASE

  The partnership has leased the office building to a new tenant effective March 1994 under a ten-year term with a five-year renewal option at the discretion of the lessee. The tenant may terminate the lease after the 76th calendar month of the term by notifying the landlord as outlined in the lease agreement. Rental income consists of fixed base rent and variable lease escalation reimbursements, calculated annually.

  Future   minimum  base  rental  payments  due  under  the   noncancelable
  operating lease are as follows:
                Year Ending
                December 31,                  Amount
                   ------------               ----------
                         1997       $     2,656,929
                         1998             2,723,352
                         1999             2,791,436
                         2000             2,861,222
                         2001             2,932,752
                         Thereafter       6,602,927
                                         ----------
                                    $    20,568,618
                                         ==========

                       QOCC-1 Associates
           NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       December 31, 1996

NOTE C - RELATED PARTY TRANSACTION

 During  1996,  the partnership incurred charges of approximately  $129,376
 for   management  fees,  personnel  services  and  supplies  provided   by
 affiliates of one of the partners.

NOTE D - COMMITMENT

 The partnership has entered into a lease commission agreement with Carey Winston. The agreement provides for $546,696 of commissions to be paid for the first 76 months of the tenant's lease, which began March 1994. If the tenant does not exercise its option to terminate the lease after the 76th month, additional commissions in the amount of $376,198 for the remaining 44 months of the tenant's lease will be due at that time.


NOTE E - CONCENTRATION OF CREDIT RISK

 The  partnership maintains its cash balances in two banks.   The  balances
 are insured by the Federal Deposit Insurance Corporation up to $100,000 by each bank. As of December 31, 1996, the uninsured portion of the cash balances held at the banks was $303,566.

                         FINANCIAL STATEMENTS AND
                       INDEPENDENT AUDITORS' REPORT

                            QOCC-1 ASSOCIATES

                            DECEMBER 31, 1995

                            QOCC-1 Associates

                            TABLE OF CONTENTS




                                                          PAGE


INDEPENDENT AUDITORS' REPORT                             F-30


FINANCIAL STATEMENTS:


     BALANCE SHEET                                       F-31


     STATEMENT OF INCOME                                 F-32


     STATEMENT OF PARTNERS' EQUITY                       F-33


     STATEMENT OF CASH FLOWS                             F-34


     NOTES TO FINANCIAL STATEMENTS                       F-35

                       INDEPENDENT AUDITORS' REPORT



To the Partners
QOCC-1 Associates

        We have audited the accompanying balance sheet of QOCC-1 Associates as of December 31, 1995, and the related statements of income, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QOCC-1 Associates as of December 31, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                                 REZNICK FEDDER & SILVERMAN


Bethesda, Maryland
January 10, 1996

                            QOCC-1 Associates

                              BALANCE SHEET

                            December 31, 1995

                                  ASSETS

RENTAL PROPERTY
  Land                                                $3,670,000
  Land improvements                                       35,425
  Building                                            11,461,343
  Building improvements                                   32,622
                                                     -----------
                                                      15,199,390
  Less accumulated depreciation                        2,555,027
                                                     -----------
                                                      12,644,363
                                                     -----------

OTHER ASSETS
  Cash and cash equivalents                              518,071
  Accounts receivable - other                              2,186
  Prepaid taxes and insurance                             94,677
  Prepaid leasing commissions                            388,442
  Deferred rent                                        1,177,734
  Leasing costs, less accumulated
    amortization of $400,701                           1,752,087
                                                     -----------
                                                       3,933,197
                                                     -----------
                                                     $16,577,560
                                                     ===========

                     LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Accounts payable and accrued expenses                  $19,565
  Prepaid rent and security deposit                      446,178
                                                     -----------
                                                         465,743


COMMITMENT                                                     -

PARTNERS' EQUITY                                      16,111,817
                                                     -----------
                                                     $16,577,560
                                                     ===========






                    See notes to financial statements

                            QOCC-1 Associates

                           STATEMENT OF INCOME

                       Year ended December 31, 1995




Revenue
  Rental income - base                                $2,691,797
  Rental income - escalations                             25,100
  Interest income                                          1,975
  Other revenue                                              279
                                                     -----------
          Total revenue                                2,719,151

Expenses
  Accounting                                $7,800
  Advertising and promotion                    441
  Commissions                              103,584
  Depreciation and amortization            553,531
  Insurance                                  5,392
  Management fees                           49,200
  Personnel services                        66,996
  Repairs and maintenance                  196,099
  Supplies                                   4,099
  Taxes                                    185,376
  Travel                                       506
  Utilities                                  7,436
                                       -----------
          Total expenses                               1,180,460
                                                     -----------
          NET INCOME                                  $1,538,691
                                                     ===========




















                    See notes to financial statements

                            QOCC-1 Associates

                      STATEMENT OF PARTNERS' EQUITY

                       Year ended December 31, 1995


                                        Equity at                                   Equity at
                                         January          Net          Distri-       December
                                         1, 1995         Income        butions        31, 1995
                                         -------         ------        -------        --------
JH Quince
  Orchard Partners                     $15,829,964     $1,510,397   $(1,590,065)    $15,750,296

Quad
  Properties, Inc.                         373,162         28,294       (39,935)        361,521
                                       -----------     ----------    -----------    -----------
                                       $16,203,126     $1,538,691   $(1,630,000)    $16,111,817
                                       ===========     ==========    ===========    ===========
































                    See notes to financial statements

                            QOCC-1 Associates

                         STATEMENT OF CASH FLOWS

                       Year ended December 31, 1995





Cash flows from operating activities
  Net income                                                  $1,538,691
  Adjustments to reconcile net income to net
  cash provided by operating activities
    Depreciation and amortization                                553,531
    Decrease in accounts receivable - other                        1,546
    Increase in accounts receivable - rent concessions         (586,098)
    Increase in prepaid taxes and insurance                      (4,051)
    Increase in accounts payable and accrued expenses              3,263
    Decrease in prepaid leasing commissions                      103,584
    Increase in prepaid rent and security deposit                 33,296
                                                              ----------
          Net cash provided by operating activities            1,643,762
                                                              ----------

Cash flows from financing activities
  Distributions to partners                                  (1,630,000)
                                                              ----------
          Net cash used in financing activities              (1,630,000)
                                                              ----------

          NET INCREASE IN CASH AND CASH EQUIVALENTS               13,762

Cash and cash equivalents, beginning                             504,309
                                                              ----------
Cash and cash equivalents, end                                  $518,071
                                                              ==========

















                    See notes to financial statements

                            QOCC-1 Associates

                      NOTES TO FINANCIAL STATEMENTS

                            December 31, 1995


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

  The partnership was organized on December 27, 1988 as a general partnership under the laws of the State of Maryland for the purpose of operating an office building with approximately 99,782 of net rentable square feet in Gaithersburg, Maryland. The building was acquired in December, 1988. The partnership conducts its rental operations under a lease agreement with one tenant.

  Use of Estimates
  ----------------
  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  Rental Property
  ---------------
                             Rental property is carried at cost.
  Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives by use of the straight-line method.

  Cash Equivalents
  ----------------
  For purposes of the statement of cash flows, the partnership considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. The fair value of cash equivalents approximates its carrying amount.

  Rental Income
  -------------
              Rental income is recognized as rentals become due. For instances in which rent concession periods are involved, rental income is recognized using the straight-line method over the term of the lease, which includes the rent concession period. The amount applicable to the rent concession is recorded as a deferred asset against which future collections are applied. Rental payments received in advance are deferred until earned. The lease between the partnership and the tenant of the property is an operating lease.

                            QOCC-1 Associates

                      NOTES TO FINANCIAL STATEMENTS

                            December 31, 1995


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES (Continued)

  Income Taxes
  ------------
  No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

  Prepaid Leasing Commissions
  ---------------------------
  Prepaid leasing commissions are charged to operations using the straight-line method over seventy-six months.

  Leasing Costs
  -------------
  Leasing costs were incurred to obtain a new tenant for the office building and improve the rental space. These costs are being written off using the straight-line method over the ten-year term of the lease.

NOTE B - RENTAL INCOME UNDER OPERATING LEASE

  The partnership has leased the office building to a new tenant effective March 1994 under a ten-year term with a five-year renewal option at the discretion of the lessee. The tenant may terminate the lease after the 76th calendar month of the term by notifying the landlord as outlined in the lease agreement. Rental income consists of fixed base rent and variable lease escalation reimbursements, calculated annually.

  Future minimum base rental payments due under the noncancelable operating lease are as follows:

                  Year Ending
                  December 31,             Amount
                  ------------             ------

                      1996               $2,592,126
                      1997                2,656,929
                      1998                2,723,352
                      1999                2,791,436
                      2000                2,861,222
                      Thereafter          9,535,611
                                        -----------
                                        $23,160,745
                                        ===========

                            QOCC-1 Associates

                      NOTES TO FINANCIAL STATEMENTS

                            December 31, 1995


NOTE C - RELATED PARTY TRANSACTION

  During 1995, the partnership incurred charges of approximately $120,295 for management fees, personnel services and reimbursable maintenance expenses provided by affiliates of one of the partners.


NOTE D - COMMITMENT

  The partnership has entered into a lease commission agreement with Carey Winston. The agreement provides for $546,696 of commissions to be paid for the first 76 months of the tenant's lease, which began March 1994. If the tenant does not exercise its option to terminate the lease after the 76th month, additional commissions in the amount of $376,198 for the remaining 44 months of the tenant's lease will be due at that time.


NOTE E - CONCENTRATION OF CREDIT RISK

  The partnership maintains its cash balances in two banks. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 by each bank. As of December 31, 1995, the uninsured portion of the cash balances held at the banks was $293,643.

                    FINANCIAL STATEMENTS AND
                  INDEPENDENT AUDITORS' REPORT

                       QOCC-1 ASSOCIATES

                       DECEMBER 31, 1994

                       QOCC-1 Associates

                       TABLE OF CONTENTS




                                                             PAGE


INDEPENDENT AUDITORS' REPORT                             F-40


FINANCIAL STATEMENTS


     BALANCE SHEET                                       F-41


     STATEMENT OF INCOME                                 F-42


     STATEMENT OF PARTNERS' EQUITY                       F-43


     STATEMENT OF CASH FLOWS                             F-44


     NOTES TO FINANCIAL STATEMENTS                       F-45

                  INDEPENDENT AUDITORS' REPORT



To the Partners
QOCC-1 Associates

        We have audited the accompanying balance sheet of QOCC-1 Associates as of December 31, 1994, and the related statements of income, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QOCC-1 Associates as of December 31, 1994, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                  REZNICK FEDDER & SILVERMAN


Bethesda, Maryland
January 4, 1995

                       QOCC-1 Associates

                         BALANCE SHEET

                       December 31, 1994


                             ASSETS

RENTAL PROPERTY
  Land                                                $3,670,000
  Land improvements                                       35,425
  Building                                            11,461,343
  Building improvements                                   32,622
  Less accumulated depreciation                      (2,186,250)
                                                      ----------

                                                      13,013,140
                                                      ----------


OTHER ASSETS
  Cash and cash equivalents                              504,309
  Accounts receivable - rent concessions                 591,636
  Accounts receivable - other                              3,732
  Prepaid taxes and insurance                             90,626
  Prepaid leasing commissions                            492,026
  Leasing costs, less accumulated
    amortization of $215,947                           1,936,839
                                                       ---------
                                                       3,619,168
                                                       ---------

                                                     $16,632,308
                                                      ==========

                LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Accounts payable and accrued expenses                  $16,300
  Prepaid rent and security deposit                      412,882
                                                      ----------
                                                         429,182

COMMITMENT                                                     -

PARTNERS' EQUITY                                      16,203,126
                                                      ----------

                                                     $16,632,308
                                                      ==========




               See notes to financial statements

                       QOCC-1 Associates

                      STATEMENT OF INCOME

                  Year ended December 31, 1994




Revenue
  Rental income - base                                $2,243,164
  Other revenue                                              778
                                                       ---------
          Total revenue                                2,243,942

Expenses
  Accounting                                $7,500
  Advertising and promotion                    353
  Amortization                             215,947
  Commissions                               54,670
  Depreciation                             370,855
  Insurance                                  8,217
  Management fees                           42,001
  Personnel services                        68,351
  Repairs and maintenance                  153,142
  Supplies                                   2,393
  Taxes                                    180,306
  Travel                                       362
  Utilities                                 39,983
                                           -------
          Total expenses                               1,144,080
                                                       ---------
          NET INCOME                                  $1,099,862
                                                       =========





















               See notes to financial statements

                       QOCC-1 Associates

                 STATEMENT OF PARTNERS' EQUITY

                  Year ended December 31, 1994


                           Equity at                                                    Equity at
                            January           Net         Distri-         Contri-        December
                            1, 1994          Income       butions         butions        31, 1994
                            -------          ------       -------         --------       --------
JH Quince
  Orchard Partners        $13,563,142     $1,082,373   $(1,025,356)     $2,209,805    $15,829,964

Quad
  Properties, Inc.            265,122         17,489       (25,754)        116,305        373,162
                          -----------     ----------    -----------    -----------    -----------

                          $13,828,264     $1,099,862   $(1,051,110)     $2,326,110    $16,203,126
                          ===========     ==========   ============     ==========    ===========





























               See notes to financial statements

                       QOCC-1 Associates

                    STATEMENT OF CASH FLOWS

                  Year ended December 31, 1994



Cash flows from operating activities
  Net income                                                     $1,099,862
  Adjustments to reconcile net income to net
  cash used in operating activities
    Depreciation                                                    370,855
    Amortization                                                    215,947
    Decrease in accounts receivable - other                         335,585
    Increase in accounts receivable - rent concessions            (591,636)
    Increase in prepaid taxes and insurance                           (730)
    Increase in leasing costs                                   (1,596,791)
    Decrease in accounts payable and accrued expenses             (812,003)
    Increase in prepaid leasing commissions                       (218,678)
    Increase in prepaid rent and security deposit                   412,882
                                                                  ---------
          Net cash used in operating activities                   (784,707)
                                                                  ---------
Cash flows from investing activities
  Building improvements                                            (29,784)
                                                                  ---------
          Net cash used in investing activities                    (29,784)
                                                                  ---------
Cash flows from financing activities
  Distributions to partners                                     (1,051,110)
  Contributions from partners                                     2,326,110
  Repayments to affiliates                                          (5,576)
                                                                  ---------
          Net cash provided by financing activities               1,269,424
                                                                  ---------
          NET INCREASE IN CASH AND CASH EQUIVALENTS                 454,933

Cash and cash equivalents, beginning                                 49,376
                                                                  ---------
Cash and cash equivalents, end                                     $504,309
                                                                  =========













               See notes to financial statements

                       QOCC-1 Associates

                 NOTES TO FINANCIAL STATEMENTS

                       December 31, 1994


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

  The partnership was organized on December 27, 1988 as a general partnership under the laws of the State of Maryland for the purpose of operating an office building with approximately 99,782 of net rentable square feet in Gaithersburg, Maryland. The building was acquired in December, 1988.

  Rental Property
  ---------------
  Rental property is carried at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives by use of the straight-line method.

  Cash Equivalents
  ----------------
  For purposes of the statement of cash flows, the partnership considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

  Rental Income
  -------------
  Rental income is recognized as rentals become due. For instances in which rent concession periods are involved, rental income is recognized using the straight-line method over the term of the lease, which includes the rent concession period. The amount applicable to the rent concession is accrued as an account receivable against which future collections are applied. Rental payments received in advance are deferred until earned. The lease between the partnership and the tenant of the property is an operating lease.

  Income Taxes
  ------------
  No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

  Prepaid Leasing Commissions
  ---------------------------
  Prepaid leasing commissions are charged to operations using the straight-line method over the ten year term of the lease.

                       QOCC-1 Associates

                       December 31, 1994


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES (Continued)

  Leasing Costs
  -------------
  Leasing costs were incurred to obtain a new tenant for the office building. The tenant has executed a lease beginning March, 1994. These costs are amortized using the straight-line method over the ten year term of the lease.


NOTE B - RENTAL INCOME UNDER OPERATING LEASE

  The partnership has leased the office building to a new tenant effective March 1994 under a ten-year term with a five-year renewal option at the discretion of the lessee. The tenant may terminate the lease after the 76th calendar month of the term by notifying the landlord as outlined in the lease agreement. Rental income consists of fixed base rent and variable lease escalation reimbursements, calculated annually.

  Future minimum base rental payments due under the noncancelable operating lease are as follows:

                  Year Ending
                  December 31,                Amount
                  ------------             ---------
                      1995                   $2,105,699
                      1996                    2,592,126
                      1997                    2,656,929
                      1998                    2,723,352
                      1999                    2,791,436
                      Thereafter             12,396,902
                                             ----------
                                            $25,266,444
                                             ==========

NOTE C - RELATED PARTY TRANSACTION

  During 1994, the partnership incurred charges of approximately $112,745 for management fees, personnel services and reimbursable maintenance expenses provided by affiliates of one of the partners.

                       QOCC-1 Associates

                       December 31, 1994


NOTE D - COMMITMENT

  The partnership has entered into a lease commission agreement with Carey Winston. The agreement provides for $546,696 of commissions to be paid for the first 76 months of the tenant's lease, which began March 1994. Of this amount, during 1994 the partnership paid the remaining balance due of $273,348 upon commencement of the lease. If the tenant does not exercise its option to terminate the lease after the 76th month, additional commissions in the amount of $376,198 for the remaining 44 months of the tenant's lease will be due at that time.


NOTE E - CONCENTRATION OF CREDIT RISK

  The partnership maintains its cash balances in two banks. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 by each bank. As of December 31, 1994, the uninsured portion of the cash balances held at the banks was $304,309.

                                   JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                                            (A Massachusetts Limited Partnership)

                                                         SCHEDULE III

                                           REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                 Year Ended December 31, 1996


                                                                    Costs
                                                                 Capitalized
                                       Initial Costs to         Subsequent to                   Gross Amount
                                         Partnership             Acquisition        At Which Carried at Close of Period
                                    ---------------------- -----------------------  -----------------------------------
                                               Buildings                                         Buildings
                                                  and                                               and
Description           Encumbrances    Land    Improvements ImprovementsWrite-down (1)    Land   Improvements  Total (2)
-----------           ------------    ----    ------------ --------------------------    ----   ------------  ---------
Palms of Carrollwood
  Shopping Center
Tampa, FL                     -  $6,000,000    $6,359,816     $2,162   ($1,431,400)  $5,305,135  $5,625,443  $10,930,578

Yokohama Tire Warehouse
Louisville, KY                -     742,000     8,610,221          -              -     742,000   8,610,221    9,352,221

Purina Mills Distribution
  Building
St. Louis, MI                 -     570,400     3,633,006          -              -     570,400   3,633,006    4,203,406

Allmetal Distribution Building
Carrollton, TX                -     263,000     1,373,050          -              -     263,000   1,373,050    1,636,050

Stone Container Building
Cincinnati, OH                -     480,000     1,608,804          -              -     480,000   1,608,804    2,088,804

Business Center at Pureland
Bridgeport, NJ                -   1,050,000     4,092,016          -              -   1,050,000   4,092,016    5,142,016
                             --  ----------   -----------    -------     ----------  ---------- -----------  -----------
                              -  $9,105,400   $25,676,913     $2,162   ($1,431,400)  $8,410,535 $24,942,540  $33,353,075
                             ==  ==========   ===========    =======     ==========  ========== ===========  ===========

                                   JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                                            (A Massachusetts Limited Partnership)

                                                   SCHEDULE III (Continued)

                                           REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                 Year Ended December 31, 1996


                                                                                   Life on Which
                                                                                  Depreciation in
                                                                                  Latest Statement
                                  Accumulated           Date of       Date         of Operations
   Description                  Depreciation (5)      Construction  Acquired        is Computed
   -----------                  ----------------      ------------  --------        -----------
Palms of Carrollwood
  Shopping Center
Tampa, FL                        $1,353,108               1984     12/28/89             30 Years

Yokohama Tire Warehouse
Louisville, KY                    1,566,583               1991      7/17/91             30 Years

Purina Mills Distribution
  Building
St. Louis, MI                       605,501               1991     12/27/91             30 Years

Allmetal Distribution Building
Carrollton, TX                      221,214               1987       3/6/92             30 Years

Stone Container Building
Cincinnati, OH                      254,727               1991      3/16/92             30 Years

Business Center at Pureland
Bridgeport, NJ                      647,903               1989      3/27/92             30 Years
                                 ----------
                                 $4,649,036
                                 ==========

(1)    This write-down of carrying value represents an impairment in the value of the property based upon the General Partner's estimate.
       For further discussion relating to the determination of property write-downs, please see
       "Management's Discussion and Analysis of Financial Condition" included in Item 7 of this
       Report.

                                     JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                                              (A Massachusetts Limited Partnership)

                                                     SCHEDULE III (continued)

                                             REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                   Year Ended December 31, 1996

 (2)   The Partnership's properties' aggregate cost for federal income tax purposes at December 31,
       1996 are as follows:

     Property                                            Amount
     Palms of Carrollwood Shopping Center             $12,477,704
     Yokohama Tire Warehouse                            9,352,221
     Purina Mills Distribution Building                 4,203,406
     Allmetal Distribution Building                     1,636,050
     Stone Container                                    2,088,804
     Business Center at Pureland                        5,162,776
                                                      -----------
                                                      $34,920,961
                                                      ===========

     The Partnership's aggregate cost for federal income tax purposes may differ from the aggregate cost for Financial Statement purposes.
     The tax basis excludes property write-downs which were recognized for Financial Statement purposes.

(3)  Reconciliation of Real Estate and Accumulated Depreciation:

                                                          Years Ended December 31,
                                                  1996              1995              1994
                                                  ----              ----              ----
          Investment in Real Estate

          Balance at beginning of year        $33,353,075       $33,353,075       $33,353,075
            Other acquisitions                          -                 -                 -
            Adjustment to purchase price                -                 -                 -
                                              -----------       -----------       -----------
          Balance at end of year              $33,353,075       $33,353,075       $33,353,075
                                              ===========       ===========       ===========

            Accumulated Depreciation

          Balance at beginning of year         $3,819,371        $2,989,706        $2,160,041
            Additions charged to costs
              and expenses                        829,665           829,665           829,665
                                              -----------       -----------       -----------
          Balance at end of year               $4,649,036        $3,819,371        $2,989,706
                                              ===========       ===========       ===========

                                                          F-50