Form 10-Q
period 1997-03-31
HANCOCK JOHN REALTY INCOME FUND III LIMITED PARTNERSHIP
filed 1997-05-16
CIK 842741

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1997

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

                              (800) 722-5457
           Registrant's telephone number, including area code:

                                   N/A
(Former name, former address and former fiscal year, if changed since last report)

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
                   (A Massachusetts Limited Partnership)


                                  INDEX


PART I:   FINANCIAL INFORMATION                                      PAGE

   Item 1    -  Financial Statements:

                Balance Sheets at March 31, 1997 and
                December 31, 1996                                     3

                Statements of Operations for the Three
                Months Ended March 31, 1997 and 1996                  4

                Statements of Partners' Equity for the
                Three Months Ended March 31, 1997 and
                for the Year Ended December 31, 1996                  5

                Statements of Cash Flows for the Three
                Months Ended March 31, 1997 and 1996                  6

                Notes to Financial Statements                      7-15

   Item 2 -     Management's Discussion and Analysis of
                Financial Condition and Results of Operations     16-21


PART II:  OTHER INFORMATION                                           22

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      PART I:  FINANCIAL INFORMATION
                      Item 1:  Financial Statements
                              BALANCE SHEETS
                               (Unaudited)

                                  ASSETS
                                              March 31,     December 31,
                                                 1997           1996
                                                 ----           ----
Cash and cash equivalents                    $2,670,219     $2,663,859
Restricted cash                                 111,334        107,959
Other assets                                    213,988        180,542

Deferred expenses, net of accumulated
  amortization of $1,115,773 in 1997 and
  $1,025,259 in 1996                          1,534,195      1,601,682

Investment in joint venture                   7,583,467      7,638,805

Investment in property:
  Land                                        8,410,535      8,410,535
  Building and improvements                  24,942,540     24,942,540
                                            -----------    -----------
                                             33,353,075     33,353,075
  Less:   accumulated depreciation            4,856,452      4,649,036
                                            -----------    -----------
                                             28,496,623     28,704,039
                                            -----------    -----------
     Total assets                           $40,609,826    $40,896,886
                                            ===========    ===========

                     LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accounts payable and accrued expenses        $279,166       $287,374
  Accounts payable to affiliates                125,699         93,467
                                            -----------    -----------
     Total liabilities                          404,865        380,841

Partners' equity/(deficit):
  General partner's                            (45,433)       (43,423)
  Limited partners'                          40,250,394     40,559,468
                                            -----------    -----------
     Total partners' equity                  40,204,961     40,516,045
                                            -----------    -----------
     Total liabilities and
        partners' equity                    $40,609,826    $40,896,886
                                            ===========    ===========




                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                         STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                    Three Months Ended
                                                        March 31,
                                                 1997              1996
                                                 ----              ----
Income:

  Rental income                                $907,242         $889,435
  Income from joint venture                     188,537          181,516
  Interest income                                32,193           32,725
                                             ----------       ----------
     Total income                             1,127,972        1,103,676

Expenses:

  Depreciation                                  207,416          207,416
  General and administrative expenses           117,354           51,816
  Amortization of deferred expenses              90,514           75,242
  Property operating expenses                    62,766           56,352
                                             ----------       ----------
     Total expenses                             478,050          390,826
                                             ----------       ----------
     Net income                                $649,922         $712,850
                                             ==========       ==========

Allocation of net income:

  General Partner                               $46,040          $48,576
  John Hancock Limited Partner                   69,562                -
  Investors                                     534,320          664,274
                                             ----------       ----------
                                               $649,922         $712,850
                                             ==========       ==========

Net Income per Unit                               $0.22            $0.28
                                                  =====            =====














                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY
                               (Unaudited)

                  Three Months Ended March 31, 1997 and
                       Year Ended December 31, 1996


                                                      General         Limited
                                                      Partner         Partners          Total
                                                      -------         --------          -----
Partners' equity/(deficit) at January 1, 1996
  (2,415,234 Units outstanding)                      ($44,553)       $41,590,304      $41,545,751

Less:  Cash distributions                            (182,286)       (3,463,437)      (3,645,723)

Add:   Net income                                      183,416         2,432,601        2,616,017
                                                      --------       -----------      -----------

Partners' equity/(deficit) at December 31, 1996
  (2,415,234 Units outstanding)                       (43,423)        40,559,468       40,516,045

Less:  Cash distributions                             (48,050)         (912,956)        (961,006)

Add:   Net income                                       46,040           603,882          649,922
                                                      --------       -----------      -----------

Partners' equity/(deficit) at March 31, 1997
  (2,415,234 Units outstanding)                      ($45,433)       $40,250,354      $40,204,961
                                                      ========       ===========      ===========



















                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                           Three Months Ended
                                                                               March 31,
                                                                         1997              1996
                                                                         ----              ----
Operating activities:
  Net income                                                            $649,922         $712,850

  Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation                                                        207,416          207,416
     Amortization of deferred expenses                                    90,514           75,242
     Cash distributions over equity
       in income from joint venture                                       55,338           94,064
                                                                      ----------       ----------
                                                                       1,003,190        1,089,572

  Changes in operating assets and liabilities:
     Increase in restricted cash                                         (3,375)          (2,608)
     Decrease/(increase) in other assets                                (33,446)          125,604
     Decrease in accounts payable and
      accrued expenses                                                   (8,208)          (4,665)
     Increase in accounts payable to affiliates                           32,232            6,321
                                                                      ----------       ----------
       Net cash provided by operating activities                         990,393        1,214,224

Investing activities:
   Acquisition of deferred expenses                                     (23,027)         (67,111)
                                                                      ----------       ----------
       Net cash used in investing activities                            (23,027)         (67,111)

Financing activities:
  Cash distributed to Partners                                         (961,006)        (762,704)
                                                                      ----------       ----------
       Net cash used in financing activities                           (961,006)        (762,704)
                                                                      ----------       ----------
       Net increase in cash and cash
          equivalents                                                      6,360          384,409

       Cash and cash equivalents at beginning
          beginning of year                                            2,663,859        2,431,272
                                                                      ----------       ----------
       Cash and cash equivalents at end
          of period                                                   $2,670,219       $2,815,681
                                                                      ==========       ==========

                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)

1.   Organization of Partnership
     ---------------------------
     John Hancock Realty Income Fund-III Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on November 4, 1988. As of March 31, 1997, the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-III Assignor, Inc. (the "Assignor Limited Partner"); and 2,596 Unitholders (the "Investors"). The Assignor Limited Partner holds five Investor Limited Partnership Interests for its own account and 2,415,229 Assignee Units (the "Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,100, representing capital contributions of $1,000 from the General Partner, $1,000 from the John Hancock Limited Partner, and $100 from the Assignor Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Units at $20 per unit. During the offering period, which terminated on February 15, 1991, 2,415,229 Units were sold and the John Hancock Limited Partner made additional capital contributions of $3,863,366. There were no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)
                               (Unaudited)

2.   Significant Accounting Policies
     -------------------------------
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.

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

     Cash equivalents are highly liquid investments with maturities of three months or less when purchased. These investments are recorded at cost plus accrued interest, which approximates market value. Restricted cash represents funds restricted for tenant security deposits.

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

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)
                               (Unaudited)

2.   Significant Accounting Policies (continued)
     -------------------------------
     Acquisition fees for the joint venture investment have been deferred and are amortized on a straight-line basis over a period of thirty-one and a half years. Other deferred acquisition fees are amortized on a straight-line basis over a period of eighty-four months. Capitalized tenant improvements and lease commissions are amortized on a straight-line basis over the terms of the leases to which they relate.

     No provision for income taxes has been made in the financial statements as such taxes are the responsibility of the individual partners and not of the Partnership.

     The net income per Unit for the three months ended March 31, 1997 and 1996 is calculated by dividing the Investors' share of net income by the number of Units outstanding at the end of such periods.

     Certain 1996 amounts have been reclassified to be consistent with the 1997 presentation.

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

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)
                               (Unaudited)

3.   The Partnership Agreement (continued)
     ------------------------
     Profits for tax purposes from the normal operations of the Partnership for each fiscal year are allocated to the Partners in the same amounts as Distributable Cash from Operations for that year. If such profits are less than Distributable Cash from Operations for any year, they are allocated in proportion to the amounts of Distributable Cash from Operations for that year. If such profits are greater than Distributable Cash from Operations for any year, they are allocated 5% to the General Partner and 95% to the John Hancock Limited Partner and the Investors, with the allocation made between the John Hancock Limited Partner and the Investors in proportion to their respective Capital Contributions. Losses for tax purposes from the normal operations of the Partnership are allocated 1% to the General Partner and 99% to the John Hancock Limited Partner and the Investors, with the allocation made between the John Hancock Limited Partner and the Investors in proportion to their respective Capital Contributions. However, all tax aspects of the Partnership's payment of the sales commissions from the Capital Contributions made by the John Hancock Limited Partner are allocated 1% to the General Partner and 99% to the John Hancock Limited Partner, and not to the Investors. Depreciation deductions are allocated 1% to the General Partner and 99% to the Investors, and not to the John Hancock Limited Partner.

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

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)
                               (Unaudited)

4.   Transactions with the General Partner and Affiliates
     ----------------------------------------------------
     Fees, commissions and other costs incurred or paid by the General Partner or its Affiliates during the three months ended March 31, 1997 and 1996, and to which the General Partner or its Affiliates are entitled to reimbursement from the Partnership were $114,858 and $44,733, respectively.

     The Partnership provides indemnification to the General Partner and its Affiliates for any acts or omissions of the General Partner or such Affiliate in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described in
     Note 9. Accordingly, the Partnership has accrued $31,579 for the quarter ended March 31, 1997, which amount is included in the Statements of Operations and represents the Partnership's share of costs incurred by the General Partner and its Affiliates relating to the class action complaint. As of March 31, 1997, the Partnership has accrued a total of $73,054 as its share of the costs incurred by the General Partner and its Affiliates resulting from this matter.

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

5.   Investment in Property
     ----------------------
     Investment in property at cost, less any write-downs, consists of managed, fully-operating, commercial real estate as follows:
                                           March 31, 1997 December 31, 1996
                                           -------------- -----------------
      Palms of Carrollwood Shopping
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
                                            ===========      ===========

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)
                               (Unaudited)

5.   Investment in Property (continued)
     ----------------------
     The real estate market is cyclical in nature and is materially affected by general economic trends and economic conditions in the market where a property is located. As a result, determination of real estate values involves subjective judgments. These judgments are based on current market conditions and assumptions related to future market conditions.

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

     On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership which owns and operates the Quince Orchard Corporate Center, a three-story office building and related land and improvements located in Gaithersburg, Maryland. The partnership agreement of QOCC-1 Associates provides that the Affiliated Joint Venture contribute 95% of any required additional capital contributions. Of the cumulative total invested capital in QOCC-1 Associates at March 31, 1997, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)
                               (Unaudited)
6.   Investment in Joint Venture (continued)
     ---------------------------
     Net cash flow from QOCC-1 Associates is distributed in the following order of priority: (i) to the payment of all debts and liabilities of QOCC-1 Associates and to fund reserves deemed reasonably necessary;
     ii), to the partners in proportion to their respective invested capital until each has received a 9% return on invested capital and
     iii) the balance, if any, to the partners in proportion to their interests. Prior to 1996, QOCC-1 Associates had not provided the partners with a return in excess of 9% on their invested capital. During 1996, the partners received a return on invested capital of approximately 12%.

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

7.   Deferred Expenses
     -----------------
     Deferred expenses consist of the following:

                                                              Unamortized           Unamortized
                                                               Balance At            Balance At
     Description                                             March 31, 1997      December 31, 1996
     -----------                                             --------------      -----------------
     $152,880 of acquisition fees for
     investment in the Affiliated Joint
     Venture.  This amount
     is amortized over a period
     of 31.5 years.                                             $113,042               $114,256

     $1,096,746 of tenant improvements.  These
     amounts are amortized over the terms
     of the leases to which they relate.                         871,031                900,220

     $326,721 of lease commissions.  These
     amounts are amortized over the terms
     of the leases to which they relate.                         243,374                242,114

     $1,073,621 of acquisition fees paid to the
     General Partner.  This amount
     is amortized over a period of
     eighty-four months.                                         306,748                345,092
                                                              ----------             ----------
                                                              $1,534,195             $1,606,682
                                                              ==========             ==========

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)
                               (Unaudited)

8.   Federal Income Taxes
     --------------------
     A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                    Three Months Ended March 31,
                                                                       1997             1996
                                                                       ----             ----
       Net income per Statements of Operations                       $649,922          $712,850

       Add/(less):    Excess of book depreciation
                         over tax depreciation                         34,864            35,505
                      Excess of book amortization
                         over tax amortization                         46,858            33,432
                      Other income                                    (4,252)          (39,792)
                                                                     --------          --------
       Net income for federal income tax purposes                    $727,392          $741,995
                                                                     ========          ========

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

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)
                               (Unaudited)

9.   Contingencies (continued)
     -------------
     The Partnership provides indemnification to the General Partner and its Affiliates for acts or omissions of the General Partner in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described above. Accordingly, the Partnership has accrued $31,579 for the quarter ended March 31, 1997, which amount is included in the Statement of Operations and represents the Partnership's share of costs incurred by the General Partner and its Affiliates relating to the class action complaint. As of March 31, 1997, the Partnership has accrued a total of $73,054 as its share of the costs incurred by the General Partner and its Affiliates resulting from this matter.

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

Liquidity and Capital Resources
-------------------------------
At March 31, 1997, the Partnership had $2,670,219 in cash and cash equivalents and $111,334 in restricted cash.

The Partnership has a working capital reserve with a current balance of approximately 3.3% of the offering proceeds. The General Partner anticipates that such amount will be sufficient to satisfy the Partnership's general liquidity requirements. The Partnership's liquidity would, however, be materially adversely affected if there were a significant reduction in revenues or significant unanticipated operating costs (including but not limited to litigation expenses), unanticipated leasing costs or unanticipated capital expenditures. If any or all of these events were to occur, to the extent that the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its affiliates, or the sale or financing of Partnership investments.

During the three months ended March 31, 1997, cash from working capital reserves in the aggregate amount of $23,027 was used for the payment of leasing costs incurred at the Palms of Carrollwood Shopping Center ("Palms of Carrollwood") property. The General Partner anticipates that the Partnership will incur an aggregate of approximately $464,000 of additional leasing costs at two of its properties during the remainder of 1997, the majority of which would be incurred at Palms of Carrollwood. The General Partner anticipates that the current balance in the working capital reserve should be sufficient to pay such leasing costs.

During the three months ended March 31, 1997, $2,247 of cash generated from the Partnership's operations was used to fund non-recurring maintenance and repair expenses incurred at Palms of Carrollwood. The General Partner anticipates that the Partnership will incur additional non-recurring repair and maintenance expenses in the aggregate amount of approximately $155,000 at its properties during the remainder of 1997. These additional expenses will be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
Cash in the amount of $961,006, generated from the Partnership's operations, was distributed to the General Partner, the John Hancock Limited Partner and the Investors during the three months ended March 31, 1997. These amounts were distributed in accordance with the Partnership Agreement and were allocated as follows:

Investors                                 $845,330
John Hancock Limited Partner                67,626
General Partner                             48,050
                                          --------
     Total                                $961,006
                                          ========

As of March 31, 1997, the Partnership has incurred approximately $183,000 in legal expenses in connection with the class action lawsuit (see Part II, Item 1 of this Report). Of this amount, approximately $110,000 relates to the Partnership's own defense and approximately $73,000 relates to indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership. At the present time, the General Partner cannot estimate the aggregate amount of legal expenses and indemnification claims to be incurred and their impact on the Partnership's future operations. Liquidity would, however, be materially adversely affected by a significant increase in such legal expenses and related indemnification costs. If such increases were to occur, to the extent that cash from operations and the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its Affiliates, or the sale or financing of Partnership properties.

One of the anchor tenants at the Palms of Carrollwood vacated the property during June 1995. In July 1995, the General Partner secured a new anchor tenant to occupy this space under a lease commencing in November 1995. Three tenants' leases at the Palms of Carrollwood contain clauses that make reference to the situation in which the former anchor tenant ceases operations at the property. One of these tenants paid all amounts due under its lease through the lease's scheduled expiration in February 1997 and two of the tenants reduced their rental payments by 25%. As a result of a compromise negotiated with the General Partner, one of these two tenants recommenced making its rental payments at 100% of the contracted amount. The General Partner is using all available legal remedies to obtain collection from the other tenant of all outstanding amounts due.
The General Partner does not believe that any reduction in rental payments resulting from the replacement of the original anchor tenant will have a material adverse affect on the Partnership's liquidity.

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
At March 31, 1997, Palms of Carrollwood was 78% occupied. During the remainder of 1997, no significant leases are scheduled to expire at the property. The General Partner will continue to offer competitive leasing packages in an effort to improve the property's occupancy.

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

The General Partner anticipates that the warehouse properties should provide the Partnership with stable income performance during the remainder of 1997.

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

Results of Operations
---------------------
Net income for the three months ended March 31, 1997 was $649,922, as compared to net income of $712,850 for the same period in 1996, representing a decrease of in net income of 9%. This decline is primarily due to legal fees incurred in connection with the class action lawsuit (described in Item 1 of Part II of this Report).

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------
Average occupancy for the Partnership's investments was as follows:
                                              Three Months Ended March 31,
                                                   1997           1996
                                                   ----           ----
   Palms of Carrollwood Shopping Center             79%            81%
   Quince Orchard Corporate Center
     (Affiliated Joint Venture)                    100%           100%
   Yokohama Tire Warehouse                         100%           100%
   Purina Mills Distribution Building              100%           100%
   Allmetal Distribution Building                  100%           100%
   Stone Container Building                        100%           100%
   Business Center at Pureland                     100%           100%

General and administrative expenses for the quarter ended March 31, 1997 increased by $65,538, or 126%, primarily due to legal fees incurred by the Partnership in connection with the class action complaint (see Part II, Item 1 of this Report). Excluding such legal fees, general and administrative expenses were consistent between periods. At the present time, the General Partner cannot estimate the aggregate legal fees and indemnification claims to be incurred with respect to the class action lawsuit and their impact on the Partnership's future operations.
Operations would, however, be materially adversely affected by a significant increase in such legal expenses and related indemnification costs. If such increases were to occur, to the extent that cash from operations and the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its Affiliates, or the sale or financing of Partnership properties.

Amortization of deferred expenses for the three months ended March 31, 1997 increased by $15,272, or 20%, as compared to the same period in 1996. This increase is primarily due to the leasing activity which occurred at the Business Center at Pureland property during 1996 and the amortization of the leasing costs associated with this new lease as well as the amortization of the expenses associated with the tenant improvements at the Stone Container property.

The Partnership's share of property operating expenses for the three months ended March 31, 1997 increased by $6,414, or 11%, as compared to the same period in 1996. This increase is primarily due to increases in the Partnership's share of property operating expenses at the Palms of Carrollwood property due to legal costs incurred in connection with the Partnership's efforts to collect past due rent from a delinquent tenant.

The General Partner believes that inflation has had no significant impact on the Partnership's income from operations during the three months ended March 31, 1997, and the General Partner anticipates that it will not have a significant impact during the remainder of 1997.

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow
---------
The following table provides the calculations of Cash from Operations and Distributable Cash from Operations, which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                            Three Months Ended March 31,
                                                   1997          1996
                                                   ----          ----
  Net cash provided by operating
    activities (a)                              $990,393     $1,214,224
  Net change in operating assets
    and liabilities (a)                           12,797      (124,652)
                                              ----------     ----------
  Net cash provided by operations (a)          1,003,190      1,089,572
  Increase in working capital reserves          (42,184)      (199,751)
                                              ----------     ----------
  Cash from operations (b)                       961,006        889,821
  Decrease in working capital reserves                 -              -
                                              ----------     ----------
  Distributable cash from operations (b)        $961,006       $889,821
                                              ==========     ==========

  Allocation to General Partner                  $48,050        $44,491
  Allocation to John Hancock Limited Partner      67,626              -
  Allocation to Investors                        845,330        845,330
                                              ----------     ----------
                                                $961,006       $889,821
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

During the second quarter of 1997, the Partnership will make a cash distribution in the amount of $961,006 to the General Partner and Limited Partners. This amount is allocated 5% to the General Partner and 95% to the Limited Partners, in accordance with the Partnership Agreement. Of the amount to be distributed to the Limited Partners, the Investors will receive $845,330 and the John Hancock Limited Partner will receive $67,626. Such amounts represent a 7% annualized return on Limited Partners' Invested Capital.

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow (continued)
---------

The source of future cash distributions is dependent upon cash generated by the Partnership's properties and the use of working capital reserves. The General Partner currently anticipates that the Partnership's Distributable Cash from Operations during each of the three remaining quarters of 1997 will be comparable to that generated during the first quarter of 1997.

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

Item 2.   Changes in Securities
          There were no changes in securities during the first quarter of 1997.

Item 3.   Defaults Upon Senior Securities
          There were no defaults upon senior securities during the first quarter of 1997.

Item 4.   Submission of Matters to a Vote of Security Holders
          There were no matters submitted to a vote of security holders of the Partnership during the first quarter of 1997.

Item 5.   Other information

Item 6.   Exhibits and Reports on Form 8-K

          (a)   There are no exhibits to this report.
          (b) There were no Reports on Form 8-K filed during the first quarter of 1997.

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)


                                Signatures
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of May, 1997.


                               John Hancock Realty Income Fund-III
                               Limited Partnership


                               By:  John Hancock Realty Equities, Inc.,
                                    General Partner



                                    By:  WILLIAM M.FITZGERALD
                                         --------------------------------
                                         William M. Fitzgerald, President



                                    By:  RICHARD E. FRANK
                                         --------------------------------
                                         Richard E. Frank, Treasurer
                                         (Chief Accounting Officer)