Form 10-Q
period 1997-06-30
HANCOCK JOHN REALTY INCOME FUND III LIMITED PARTNERSHIP
filed 1997-08-14
CIK 842741

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1997

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
                  (A Massachusetts Limited Partnership)


                                  INDEX


PART I:   FINANCIAL INFORMATION                                   PAGE

   Item 1   -   Financial Statements:

                Balance Sheets at June 30, 1997 and
                December 31, 1996                                      3

                Statements of Operations for the Three and
                Six Months Ended June 30, 1997 and 1996                4

                Statements of Partners' Equity for the
                Six Months Ended June 30, 1997 and
                for the Year Ended December 31, 1996                   5

                Statements of Cash Flows for the Six
                Months Ended June 30, 1997 and 1996                    6

                Notes to Financial Statements                       7-16

   Item 2 -     Management's Discussion and Analysis of
                Financial Condition and Results of Operations      17-23


PART II:  OTHER INFORMATION                                            24

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                      PART I:  FINANCIAL INFORMATION
                      Item 1:  Financial Statements
                              BALANCE SHEETS
                               (Unaudited)

                                  ASSETS

                                               June 30,     December 31,
                                                 1997           1996
                                                 ----           ----
Cash and cash equivalents                    $2,712,753     $2,663,859
Restricted cash                                 113,656        107,959
Other assets                                    254,670        180,542

Deferred expenses, net of accumulated
  amortization of $1,207,250 in 1997 and
  $1,025,259 in 1996                          1,454,223      1,601,682

Investment in joint venture                   7,573,639      7,638,805

Investment in property:
  Land                                        8,410,535      8,410,535
  Building and improvements                  24,942,540     24,942,540
                                            -----------    -----------
                                             33,353,075     33,353,075
  Less:   accumulated depreciation            5,063,868      4,649,036
                                            -----------    -----------
                                             28,289,207     28,704,039
                                            -----------    -----------
     Total assets                           $40,398,148    $40,896,886
                                            ===========    ===========

                     LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accounts payable and accrued expenses        $333,488       $287,374
  Accounts payable to affiliates                120,748         93,467
                                            -----------    -----------
     Total liabilities                          454,236        380,841

Partners' equity/(deficit):
  General partner's                            (44,824)       (43,423)
  Limited partners'                          39,988,736     40,559,468
                                            -----------    -----------
     Total partners' equity                  39,943,912     40,516,045
                                            -----------    -----------
     Total liabilities and
        partners' equity                    $40,398,148    $40,896,886
                                            ===========    ===========


                    See Notes to Financial Statements

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                         STATEMENTS OF OPERATIONS
                               (Unaudited)

                                            Three Months Ended               Six Months Ended
                                                 June 30,                        June 30,
                                           1997            1996             1997           1996
                                           ----            ----             ----           ----
Income:
  Rental income                           $894,526       $891,270       $1,801,768     $1,780,705
  Income from joint venture                186,172        201,398          374,709        382,914
  Interest income                           36,214         36,556           68,407         69,281
                                        ----------     ----------       ----------     ----------
     Total income                        1,116,912      1,129,224        2,244,884      2,232,900

Expenses:
  Depreciation                             207,416        207,416          414,832        414,832
  General and administrative expenses       67,992         59,505          185,346        111,321
  Amortization of deferred expenses         91,477         79,096          181,991        154,338
  Property operating expenses               50,069         57,635          112,835        113,987
                                        ----------     ----------       ----------     ----------
     Total expenses                        416,954        403,652          895,004        794,478
                                        ----------     ----------       ----------     ----------
     Net income                           $699,958       $725,572       $1,349,880     $1,438,422
                                        ==========     ==========       ==========     ==========

Allocation of net income:
  General Partner                          $48,659        $49,367          $94,699        $97,943
  John Hancock Limited Partner              73,291        147,003          142,853        147,003
  Investors                                578,008        529,202        1,112,328      1,193,476
                                        ----------     ----------       ----------     ----------
                                          $699,958       $725,572       $1,349,880     $1,438,422
                                        ==========     ==========       ==========     ==========

Net Income per Unit                         $0.24          $0.21             $0.46          $0.49
                                        ==========     ==========       ==========     ==========














                    See Notes to Financial Statements

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY
                               (Unaudited)

                    Six Months Ended June 30, 1997 and
                       Year Ended December 31, 1996


                                                         General      Limited
                                                         Partner      Partners          Total
                                                         -------      --------          -----
Partners' equity/(deficit) at January 1, 1996
  (2,415,234 Units outstanding)                         ($44,553)    $41,590,304      $41,545,751

Less:  Cash distributions                               (182,286)    (3,463,437)      (3,645,723)

Add:   Net income                                         183,416      2,432,601        2,616,017
                                                         --------     ----------       ----------

Partners' equity/(deficit) at December 31, 1996
  (2,415,234 Units outstanding)                          (43,423)     40,559,468       40,516,045

Less:  Cash distributions                                (96,100)    (1,825,913)      (1,922,013)

Add:   Net income                                          94,699      1,255,181        1,349,880
                                                         --------     ----------       ----------

Partners' equity/(deficit) at June 30, 1997
  (2,415,234 Units outstanding)                         ($44,824)    $39,988,736      $39,943,912
                                                         ========    ===========      ===========



















                    See Notes to Financial Statements

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                         Six Months Ended
                                                                             June 30,
                                                                      1997              1996
                                                                      ----              ----
Operating activities:
  Net income                                                       $1,349,880        $1,438,422

  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation                                                     414,832           414,832
     Amortization of deferred expenses                                181,991           154,338
     Cash distributions over equity
       in income from joint venture                                    65,166           112,153
                                                                   ----------        ----------
                                                                    2,011,869         2,119,745

  Changes in operating assets and liabilities:
     Increase in restricted cash                                      (5,697)           (2,608)
     (Increase)/decrease in other assets                             (74,128)           185,402
     Increase in accounts payable and
      accrued expenses                                                 46,114            58,793
     Increase in accounts payable to affiliates                        27,281             9,343
                                                                   ----------        ----------
       Net cash provided by operating activities                    2,005,439         2,370,675

Investing activities:
  Acquisition of deferred expenses                                   (34,532)         (128,601)
                                                                   ----------        ----------
       Net cash used in investing activities                         (34,532)         (128,601)

Financing activities:
  Cash distributed to Partners                                    (1,922,013)       (1,652,525)
                                                                   ----------        ----------
       Net cash used in financing activities                      (1,922,013)       (1,652,525)
                                                                   ----------        ----------

       Net increase in cash and cash equivalents                       48,894           589,549

       Cash and cash equivalents at beginning
        of year                                                     2,663,859         2,431,272
                                                                   ----------        ----------
       Cash and cash equivalents at end
        of period                                                  $2,712,753        $3,020,821
                                                                   ==========        ==========

                    See Notes to Financial Statements

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)

1.   Organization of Partnership
     ---------------------------
     John Hancock Realty Income Fund-III Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on November 4, 1988. As of June 30, 1997, the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-III Assignor, Inc. (the "Assignor Limited Partner"); and 2,552 Unitholders (the "Investors"). The Assignor Limited Partner holds five Investor Limited Partnership Interests for its own account and 2,415,229 Assignee Units (the "Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,100, representing capital contributions of $1,000 from the General Partner, $1,000 from the John Hancock Limited Partner, and $100 from the Assignor Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Units at $20 per unit. During the offering period, which terminated on February 15, 1991, 2,415,229 Units were sold and the John Hancock Limited Partner made additional capital contributions of $3,863,366. There were no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)
                               (Unaudited)

2.   Significant Accounting Policies
     -------------------------------
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.

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

     The net income per Unit for the six months ended June 30, 1997 and 1996 is calculated by dividing the Investors' share of net income by the number of Units outstanding at the end of such periods.

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

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)
                               (Unaudited)

4.   Transactions with the General Partner and Affiliates
     ----------------------------------------------------
     Fees, commissions and other costs incurred or paid by the General Partner or its Affiliates during the six months ended June 30, 1997 and 1996, and to which the General Partner or its Affiliates are entitled to reimbursement from the Partnership were $155,959 and $92,488, respectively.

     The Partnership provides indemnification to the General Partner and its Affiliates for any acts or omissions of the General Partner or such Affiliate in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described in
     Note 9. Accordingly, included in the Statements of Operations for the six months ended June 30, 1997 and 1996 were $38,173 and $0, respectively, representing the Partnership's share of costs incurred by the General Partner and its Affiliates relating to the class action complaint. As of June 30, 1997, the Partnership has accrued a total of $79,648 as its share of the costs incurred by the General Partner and its Affiliates resulting from this matter.

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

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)
                               (Unaudited)

5.   Investment in Property
     ----------------------
     Investment in property at cost, less any write-downs, consists of managed, fully-operating, commercial real estate as follows:

                                                             June 30, 1997     December 31, 1996
                                                             -------------     ------------------
        Palms of Carrollwood Shopping Center                   $10,930,578          $10,930,578
        Yokohama Tire Warehouse                                  9,352,221            9,352,221
        Purina Mills Distribution Building                       4,203,406            4,203,406
        Allmetal Distribution Building                           1,636,050            1,636,050
        Stone Container Building                                 2,088,804            2,088,804
        Business Center at Pureland                              5,142,016            5,142,016
                                                               -----------          -----------
                                                               $33,353,075          $33,353,075
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

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)
                               (Unaudited)

6.   Investment in Joint Venture (continued)
     ---------------------------
     Pursuant to the partnership agreement of the Affiliated Joint Venture, the Partnership had the option, exercisable prior to December 31, 1990, to increase its investment and interest in the Affiliated Joint Venture to 50%. During the second quarter of 1989, the Partnership exercised such option and Income Fund-II transferred a 49.5% interest in the Affiliated Joint Venture to the Partnership for cash in the aggregate amount of $7,325,672. The Partnership has held a 50% interest in the Affiliated Joint Venture since the second quarter of 1989.

     On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership which owns and operates the Quince Orchard Corporate Center, a three-story office building and related land and improvements located in Gaithersburg, Maryland. The partnership agreement of QOCC-1 Associates provides that the Affiliated Joint Venture contribute 95% of any required additional capital contributions. Of the cumulative total invested capital in QOCC-1 Associates at June 30, 1997, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

     Net cash flow from QOCC-1 Associates is distributed in the following order of priority: (i) to the payment of all debts and liabilities of QOCC-1 Associates and to fund reserves deemed reasonably necessary;
     ii), to the partners in proportion to their respective invested capital until each has received a 9% return on invested capital and
     iii) the balance, if any, to the partners in proportion to their interests. Prior to 1996, QOCC-1 Associates had not provided the partners with a return in excess of 9% on their invested capital. During 1996, the Affiliated Joint Venture received a return on invested capital of approximately 12%.

     Income and gains of QOCC-1 Associates, other than the gains allocated arising from a sale or other similar event with respect to the Quince Orchard Corporate Center, are allocated in the following order of priority: i) to the partners who are entitled to receive a distribution of net cash flow, pro rata in the same order and amounts as such distributions are made and ii) the balance, if any, to the partners, pro rata in accordance with their interests.

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)
                               (Unaudited)

7.   Deferred Expenses
     -----------------
     Deferred expenses consist of the following:

                                                               Unamortized          Unamortized
                                                                Balance At           Balance At
     Description                                              June 30, 1997      December 31, 1996
     -----------                                              -------------     --------------------

     $152,880 of acquisition fees for
     investment in the Affiliated Joint
     Venture.  This amount
     is amortized over a period
     of 31.5 years.                                                $111,829            $114,256

     $1,106,378 of tenant improvements.  These
     amounts are amortized over the terms
     of the leases to which they relate.                            842,064             900,220

     $328,594 of lease commissions.  These
     amounts are amortized over the terms
     of the leases to which they relate.                            231,925             242,114

     $1,073,621 of acquisition fees paid to the
     General Partner.  This amount
     is amortized over a period of
     eighty-four months.                                            268,405             345,092
                                                                 ----------          ----------
                                                                 $1,454,223          $1,601,682
                                                                 ==========          ==========

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)
                               (Unaudited)

8.  Federal Income Taxes
    --------------------
     A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                     Six Months Ended June 30,
                                                                         1997           1996
                                                                         ----           ----
       Net income per Statements of Operations                        $1,349,880     $1,438,422
       Add/(less):   Excess of book depreciation
                        over tax depreciation                             69,728         71,010
                     Excess of book amortization
                        over tax amortization                             94,460         74,382
                     Other income                                        (8,504)       (79,585)
                                                                      ----------     ----------
       Net income for federal income tax purposes                     $1,505,564     $1,504,229
                                                                      ==========     ==========

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

     The Partnership has incurred an aggregate of approximately $200,000 in legal expenses in connection with this matter. Of this amount, approximately $120,000 relates to the Partnership's own defense and approximately $80,000 relates to indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership.

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)
                               (Unaudited)

9.   Contingencies
     -------------
     At the present time, the General Partner can not estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements.

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

Forward-looking Statements
--------------------------
In addition to historical information, certain statements contained herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in this Report and include statements regarding the intent, belief or expectations of the General Partner with respect to, among other things, the prospective sale of Partnership properties, actions that would be taken in the event of lack of liquidity, anticipated leasing costs, repair and maintenance expenses, distributions to the General Partner and to Investors, the possible effects of tenants vacating space at Partnership properties, the absorption of existing retail space in certain geographical areas, and the impact of inflation.

Forward-looking statements involve numerous known and unknown risks and uncertainties, and they are not guarantees of future performance. The following factors, among others, could cause actual results or performance of the Partnership and future events to differ materially from those expressed or implied in the forward-looking statements: general economic and business conditions; any and all general risks of real estate ownership, including without limitation adverse changes in general economic conditions and adverse local conditions, the fluctuation of rental income from properties, changes in property taxes, utility costs or maintenance costs and insurance, fluctuations of real estate values, competition for tenants, uncertainties about whether real estate sales under contract will close; the ability of the Partnership to sell its properties; and other factors detailed from time to time in the filings with the Securities and Exchange Commission.

Readers are cautioned not to place undue reliance on forward-looking statements, which reflect the General Partner's analysis only as of the date hereof. The Partnership assumes no obligation to update forward-looking statements. [See also the Partnership's reports to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended.]

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources
-------------------------------
At June 30, 1997, the Partnership had $2,712,753 in cash and cash equivalents and $113,656 in restricted cash.

The Partnership has a working capital reserve with a current balance of approximately 3.4% of the offering proceeds. The General Partner anticipates that such amount will be sufficient to satisfy the Partnership's general liquidity requirements. The Partnership's liquidity would, however, be materially adversely affected if there were a significant reduction in revenues or significant unanticipated operating costs (including but not limited to litigation expenses), unanticipated leasing costs or unanticipated capital expenditures. If any or all of these events were to occur, to the extent that the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its affiliates, or the sale or financing of Partnership investments.

During the six months ended June 30, 1997, cash from working capital reserves in the aggregate amount of $34,532 was used for the payment of leasing costs incurred at the Palms of Carrollwood Shopping Center ("Palms of Carrollwood") property. The General Partner anticipates that the Partnership will incur an aggregate of approximately $480,000 of additional leasing costs at the Allmetal Distribution Building and Palms of Carrollwood properties during the remainder of 1997, the majority of which would be incurred at Palms of Carrollwood. The General Partner anticipates that the current balance in the working capital reserve should be sufficient to pay such leasing costs.

During the six months ended June 30, 1997, $4,954 of cash generated from the Partnership's operations was used to fund non-recurring maintenance and repair expenses incurred at the Palms of Carrollwood and the Business Center at Pureland properties. The General Partner anticipates that the Partnership will incur additional non-recurring repair and maintenance expenses in the aggregate amount of approximately $150,000 at its properties during the remainder of 1997. These additional expenses will be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
Cash in the amount of $1,922,013, generated from the Partnership's operations, was distributed to the General Partner, the John Hancock Limited Partner and the Investors during the six months ended June 30, 1997. These amounts were distributed in accordance with the Partnership Agreement and were allocated as follows:

Investors                               $1,690,661
John Hancock Limited Partner               135,252
General Partner                             96,100
                                        ----------
     Total                              $1,922,013
                                        ==========

The Partnership has incurred an aggregate of approximately $200,000 in legal expenses in connection with the class action lawsuit (see Part II, Item 1 of this Report). Of this amount, approximately $120,000 relates to the Partnership's own defense and approximately $80,000 relates to indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership. At the present time, the General Partner cannot estimate the aggregate amount of legal expenses and indemnification claims to be incurred and their impact on the Partnership's future operations. Liquidity would, however, be materially adversely affected by a significant increase in such legal expenses and related indemnification costs. If such increases were to occur, to the extent that cash from operations and the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its Affiliates, or the sale or financing of Partnership properties.

One of the anchor tenants at the Palms of Carrollwood vacated the property during June 1995. In July 1995, the General Partner secured a new anchor tenant to occupy this space under a lease commencing in November 1995. Three tenants' leases at the Palms of Carrollwood contain clauses that make reference to the situation in which the former anchor tenant ceases operations at the property. One of these tenants paid all amounts due under its lease through the lease's scheduled expiration in February 1997 and two of the tenants reduced their rental payments by 25%. As a result of a settlement negotiated with the General Partner, one of these two tenants recommenced making its rental payments at 100% of the contracted amount. The General Partner is using all available legal remedies to obtain collection from the other tenant of all outstanding amounts due.
The General Partner does not believe that any reduction in rental payments resulting from the replacement of the original anchor tenant will have a materially adverse affect on the Partnership's liquidity.

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
At June 30, 1997, Palms of Carrollwood was 78% occupied. During the remainder of 1997, no significant leases are scheduled to expire at the property. The General Partner will continue to offer competitive leasing packages in an effort to improve the property's occupancy.

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

Results of Operations
---------------------
Net income for the six months ended June 30, 1997 was $1,349,880, as compared to net income of $1,438,422 for the same period in 1996, representing a decrease of 6% in net income. This decline is primarily due to the legal fees incurred in connection with the class action lawsuit (described in Item 1 of Part II of this Report).

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------
Average occupancy for the Partnership's investments was as follows:

                                                 Six Months Ended June 30,
                                                      1997      1996
                                                      ----      ----
       Palms of Carrollwood Shopping Center           78%       81%
       Quince Orchard Corporate Center
         (Affiliated Joint Venture)                  100%      100%
       Yokohama Tire Warehouse                       100%      100%
       Purina Mills Distribution Building            100%      100%
       Allmetal Distribution Building                100%      100%
       Stone Container Building                      100%      100%
       Business Center at Pureland                   100%      100%

General and administrative expenses for the six months ended June 30, 1997 increased by $74,025, or 66%, primarily due to legal fees incurred by the Partnership in connection with the class action complaint (see Part II, Item 1 of this Report). Excluding such legal fees, general and administrative expenses were consistent between periods. At the present time, the General Partner cannot estimate the aggregate legal fees and indemnification claims to be incurred with respect to the class action lawsuit and their impact on the Partnership's future operations.
Operations would, however, be materially adversely affected by a significant increase in such legal fees and related indemnification costs. If such increases were to occur, to the extent that cash from operations and the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its Affiliates, or the sale or financing of Partnership properties.

Amortization of deferred expenses for the six months ended June 30, 1997 increased by $27,653, or 18%, as compared to the same period in 1996. This increase is primarily due to the amortization of leasing costs incurred at the Business Center at Pureland and Stone Container properties during 1996 and leasing costs incurred at the Palms of Carrollwood property during 1996 and the first six months of 1997.

The General Partner believes that inflation has had no significant impact on the Partnership's income from operations during the six months ended June 30, 1997, and the General Partner anticipates that it will not have a significant impact during the remainder of 1997.

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow
---------
The following table provides the calculations of Cash from Operations and Distributable Cash from Operations, which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                           Six Months Ended June 30,
                                                               1997            1996
                                                               ----            ----
  Net cash provided by operating
    activities (a)                                         $2,005,439     $2,370,675
  Net change in operating assets
    and liabilities (a)                                         6,430      (250,930)
                                                           ----------     ----------
  Net cash provided by operations (a)                       2,011,869      2,119,745
  Increase in working capital reserves                       (89,855)      (197,731)
                                                           ----------     ----------
  Cash from Operations (b)                                  1,922,014      1,922,014
  Decrease in working capital reserves                              -              -
                                                           ----------     ----------
  Distributable Cash from Operations (b)                   $1,922,014     $1,922,014
                                                           ==========     ==========

  Allocation to General Partner                               $96,101        $96,101
  Allocation to John Hancock Limited Partner                  135,253        135,253
  Allocation to Investors                                   1,690,660      1,690,660
                                                           ----------     ----------
                                                           $1,922,014     $1,922,014
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

During the third quarter of 1997, the Partnership will make a cash distribution in the amount of $961,007 to the General Partner and Limited Partners. This amount is allocated 5% to the General Partner and 95% to the Limited Partners, in accordance with the Partnership Agreement. Of the amount to be distributed to the Limited Partners, the Investors will receive $845,330 and the John Hancock Limited Partner will receive $67,626. Such amounts represent a 7% annualized return on Limited Partners' Invested Capital.

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow (continued)
---------

The source of future cash distributions is dependent upon cash generated by the Partnership's properties and the use of working capital reserves. The General Partner currently anticipates that the Partnership's Distributable Cash from Operations during each of the two remaining quarters of 1997 will be comparable to that generated during the second quarter of 1997.

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

Item 2.   Changes in Securities
       There were no changes in securities during the second quarter of 1997.

Item 3.   Defaults Upon Senior Securities
       There were no defaults upon senior securities during the second quarter of 1997.

Item 4.   Submission of Matters to a Vote of Security Holders
       There were no matters submitted to a vote of security holders of the Partnership during the second quarter of 1997.

Item 5.   Other information


Item 6.   Exhibits and Reports on Form 8-K
       (a)   There are no exhibits to this Report.
       (b) There were no Reports on Form 8-K filed during the second quarter of 1997.

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)


                                Signatures
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 1997.


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