Form 10-Q
period 1997-09-30
HANCOCK JOHN REALTY INCOME FUND III LIMITED PARTNERSHIP
filed 1997-11-14
CIK 842741

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X     No

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)


                                  INDEX
PART I:    FINANCIAL INFORMATION                                     PAGE

  Item 1    -   Financial Statements:

                Balance Sheets at September 30, 1997 and
                December 31, 1996                                      3

                Statements of Operations for the Three and
                Nine Months Ended September 30, 1997 and 1996          4

                Statements of Partners' Equity for the
                Nine Months Ended September 30, 1997 and
                for the Year Ended December 31, 1996                   5

                Statements of Cash Flows for the Nine
                Months Ended September 30, 1997 and 1996               6

                Notes to Financial Statements                       7-15

  Item 2  -     Management's Discussion and Analysis of
                Financial Condition and Results of Operations      16-23


PART II:   OTHER INFORMATION                                           24

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      PART I:  FINANCIAL INFORMATION
                      Item 1:  Financial Statements

                              BALANCE SHEETS
                               (Unaudited)

                                  ASSETS
                                            September 30,   December 31,
                                                 1997           1996
                                                 ----           ----

Cash and cash equivalents                    $2,879,127     $2,663,859
Restricted cash                                 107,456        107,959
Other assets                                    277,035        180,542

Deferred expenses, net of accumulated
amortization of $1,299,249 in 1997 and
$1,025,259 in 1996                            1,544,310      1,601,682

Investment in joint venture                   7,466,243      7,638,805

Investment in property:
  Land                                        8,410,535      8,410,535
  Building and improvements                  24,942,540     24,942,540
                                            -----------    -----------
                                             33,353,075     33,353,075
  Less:    accumulated depreciation           5,271,284      4,649,036
                                            -----------    -----------
                                             28,081,791     28,704,039
                                            -----------    -----------
     Total assets                           $40,355,962    $40,896,886
                                            ===========    ===========

                     LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accounts payable and accrued expenses        $552,168       $287,374
  Accounts payable to affiliates                118,649         93,467
                                            -----------    -----------
     Total liabilities                          670,817        380,841

Partners' equity/(deficit):
  General partner's                            (44,125)       (43,423)
  Limited partners'                          39,729,270     40,559,468
                                            -----------    -----------
     Total partners' equity                  39,685,145     40,516,045
                                            -----------    -----------
     Total liabilities and
     partners' equity                       $40,355,962    $40,896,886
                                            ===========    ===========


                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                         STATEMENTS OF OPERATIONS
                               (Unaudited)

                                              Three Months Ended            Nine Months Ended
                                                September 30,                 September 30,
                                              1997           1996          1997            1996
                                              ----           ----          ----            ----
Income:
  Rental income                             $893,015       $906,320     $2,694,783     $2,687,025
  Income from joint venture                  184,354        189,930        559,063        572,844
  Interest income                             37,971         38,997        106,378        108,278
                                          ----------     ----------     ----------     ----------
     Total income                          1,115,340      1,135,247      3,360,224      3,368,147

Expenses:
  Depreciation                               207,416        207,416        622,248        622,248
  Amortization of deferred expenses           91,999         85,589        273,990        239,927
  General and administrative expenses         51,966         46,564        237,312        157,885
  Property operating expenses                 61,719         70,668        174,554        184,655
                                          ----------     ----------     ----------     ----------
     Total expenses                          413,100        410,237      1,308,104      1,204,715
                                          ----------     ----------     ----------     ----------
     Net income                             $702,240       $725,010     $2,052,120     $2,163,432
                                          ==========     ==========     ==========     ==========

Allocation of net income:
  General Partner                            $48,749        $49,598       $143,448       $147,541
  John Hancock Limited Partner                73,406        121,062        216,259        359,941
  Investors                                  580,085        554,350      1,692,413      1,655,950
                                          ----------     ----------     ----------     ----------
                                            $702,240       $725,010     $2,052,120     $2,163,432
                                          ==========     ==========     ==========     ==========

Net Income per Unit                            $0.24          $0.23          $0.70          $0.69
                                          ==========     ==========     ==========     ==========














                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY
                               (Unaudited)

                 Nine Months Ended September 30, 1997 and
                       Year Ended December 31, 1996

                                                      General         Limited
                                                      Partner         Partners          Total
                                                      -------         --------          -----

Partners' equity/(deficit) at January 1, 1996
  (2,415,234 Units outstanding)                      ($44,553)       $41,590,304      $41,545,751

Less:   Cash distributions                           (182,286)       (3,463,437)      (3,645,723)

Add:    Net income                                     183,416         2,432,601        2,616,017
                                                     ---------       -----------      -----------

Partners' equity/(deficit) at December 31, 1996
  (2,415,234 Units outstanding)                       (43,423)        40,559,468       40,516,045

Less:   Cash distributions                           (144,150)       (2,738,870)      (2,883,020)

Add:    Net income                                     143,448         1,908,672        2,052,120
                                                     ---------       -----------      -----------

Partners' equity/(deficit) at September 30, 1997
  (2,415,234 Units outstanding)                      ($44,125)       $39,729,270      $39,685,145
                                                     =========       ===========      ===========




















                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                         1997             1996
                                                                         ----             ----
Operating activities:
  Net income                                                          $2,052,120       $2,163,432
  Adjustments to reconcile net income
  to net cash provided by operating activities:
     Depreciation                                                        622,248          622,248
     Amortization of deferred expenses                                   273,990          239,927
     Cash distributions over equity
       in income from joint venture                                      172,562          185,600
                                                                     -----------      -----------
                                                                       3,120,920        3,211,207

  Changes in operating assets and liabilities:
     Decrease/(increase) in restricted cash                                  503          (8,101)
     (Increase)/decrease in other assets                                (96,493)          126,775
     Increase in accounts payable and
      accrued expenses                                                   264,794          228,507
     Increase/(decrease) in accounts payable
      to affiliates                                                       25,182          (3,562)
                                                                     -----------      -----------
       Net cash provided by operating activities                       3,314,906        3,554,826

Investing activities:
  Acquisition of deferred expenses                                     (216,618)        (351,136)
                                                                     -----------      -----------
       Net cash used in investing activities                           (216,618)        (351,136)

Financing activities:
  Cash distributed to Partners                                       (2,883,020)      (2,684,717)
                                                                     -----------      -----------
       Net cash used in financing activities                         (2,883,020)      (2,684,717)
                                                                     -----------      -----------

       Net increase in cash and cash equivalents                         215,268          518,973

       Cash and cash equivalents at beginning
        of year                                                        2,663,859        2,431,272
                                                                     -----------      -----------
       Cash and cash equivalents at end
        of period                                                     $2,879,127       $2,950,245
                                                                      ==========       ==========


                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)

1.   Organization of Partnership
     ---------------------------
     John Hancock Realty Income Fund-III Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on November 4, 1988. As of September 30, 1997, the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-III Assignor, Inc. (the "Assignor Limited Partner"); and 2,529 Unitholders (the "Investors"). The Assignor Limited Partner holds five Investor Limited Partnership Interests for its own account and 2,415,229 Assignee Units (the "Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,100, representing capital contributions of $1,000 from the General Partner, $1,000 from the John Hancock Limited Partner, and $100 from the Assignor Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Units at $20 per unit. During the offering period, which terminated on February 15, 1991, 2,415,229 Units were sold and the John Hancock Limited Partner made additional capital contributions of $3,863,366. There were no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

2.   Significant Accounting Policies
     -------------------------------
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.

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

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

2.   Significant Accounting Policies (Continued)
     -------------------------------
     Investment in joint venture is recorded using the equity method. Acquisition fees for the joint venture investment have been deferred and are amortized on a straight-line basis over a period of thirty-one and a half years. Other deferred acquisition fees are amortized on a straight-line basis over a period of eighty-four months. Capitalized tenant improvements and lease commissions are amortized on a straight-line basis over the terms of the leases to which they relate.

     No provision for income taxes has been made in the financial statements as such taxes are the responsibility of the individual Partners and not of the Partnership.

     The net income per Unit for the nine months ended September 30, 1997 and 1996 is calculated by dividing the Investors' share of net income by the number of Units outstanding at the end of such periods.

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

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

4.   Transactions with the General Partner and Affiliates
     ----------------------------------------------------
     Fees, commissions and other costs incurred or paid by the General Partner or its Affiliates during the nine months ended September 30, 1997 and 1996, and to which the General Partner or its Affiliates are entitled to reimbursement from the Partnership were $194,960 and $127,338, respectively.

     The Partnership provides indemnification to the General Partner and its Affiliates for any acts or omissions of the General Partner or such Affiliate in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described in
     Note 9. Accordingly, included in the Statements of Operations for the nine months ended September 30, 1997 and 1996 were $40,759 and $0, respectively, representing the Partnership's share of costs incurred by the General Partner and its Affiliates relating to the class action complaint. As of September 30, 1997, the Partnership has accrued a total of $82,234 as its share of the costs incurred by the General Partner and its Affiliates resulting from this matter.

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

                                                      September 30, 1997    December 31, 1996
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

     On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership which owns and operates the Quince Orchard Corporate Center, a three-story office building and related land and improvements located in Gaithersburg, Maryland. The partnership agreement of QOCC-1 Associates provides that the Affiliated Joint Venture contribute 95% of any required additional capital contributions. Of the cumulative total invested capital in QOCC-1 Associates at September 30, 1997, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

     Net cash flow from QOCC-1 Associates is distributed in the following order of priority: (i) to the payment of all debts and liabilities of QOCC-1 Associates and to fund reserves deemed reasonably necessary;
     ii) to the partners in proportion to their respective invested capital until each has received a 9% return on invested capital and iii) the balance, if any, to the partners in proportion to their interests. Prior to 1996, QOCC-1 Associates had not provided the partners with a return in excess of 9% on their invested capital. During 1996, the Affiliated Joint Venture received a return on invested capital of approximately 12%.

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

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)
7.   Deferred Expenses
     -----------------
     Deferred expenses consist of the following:

                                                                Unamortized          Unamortized
                                                                 Balance At           Balance At
     Description                                             September 30, 1997   December 31, 1996
     -----------                                             ------------------   -----------------
     $152,880 of acquisition fees for
     investment in the Affiliated Joint
     Venture.  This amount
     is amortized over a period
     of 31.5 years.                                                $110,616            $114,256

     $1,107,446 of tenant improvements.  These
     amounts are amortized over the terms
     of the leases to which they relate.                            803,587             900,220
     $509,612 of lease commissions.  These
     amounts are amortized over the terms
     of the leases to which they relate.                            400,047             242,114

     $1,073,621 of acquisition fees paid to the
     General Partner.  This amount is amortized
     over a period of eighty-four months.                           230,060             345,092
                                                                 ----------          ----------
                                                                 $1,544,310          $1,601,682
                                                                 ==========          ==========

8.  Federal Income Taxes
     --------------------
     A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                Nine Months Ended September 30,
                                                                    1997                1996
                                                                    ----                ----
       Net income per Statements of Operations                   $2,052,120          $2,163,432

       Add/(less):   Excess of book depreciation
                        over tax depreciation                       104,592             106,516
                     Excess of book amortization
                        over tax amortization                       141,814             121,355
                     Other income                                  (12,755)           (119,377)
                                                                -----------         -----------
       Net income for federal income tax purposes                $2,285,771          $2,271,926
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

     The Partnership has incurred an aggregate of approximately $206,000 in legal expenses in connection with this matter. Of this amount, approximately $124,000 relates to the Partnership's own defense and approximately $82,000 relates to indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership.

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

Forward-looking Statements
--------------------------
In addition to historical information, certain statements contained herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in this Report and include statements regarding the intent, belief or expectations of the General Partner with respect to, among other things, the prospective sale of Partnership properties, actions that would be taken in the event of lack of liquidity, unanticipated leasing costs, repair and maintenance expenses, distributions to the General Partner and to Investors, the possible effects of tenants vacating space at Partnership properties, the absorption of existing retail space in certain geographical areas, and the impact of inflation.

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

Readers are cautioned not to place undue reliance on forward-looking statements, which reflect the General Partner's analysis only as of the date hereof. The Partnership assumes no obligation to update forward-looking statements. See also the Partnership's reports to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended.

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources
-------------------------------
At September 30, 1997, the Partnership had $2,879,127 in cash and cash equivalents and $107,456 in restricted cash.

The Partnership has a working capital reserve with a current balance of approximately 3.4% of the Investors' Invested Capital (defined in the Partnership Agreement). The General Partner anticipates that such amount should be sufficient to satisfy the Partnership's general liquidity requirements. The Partnership's liquidity would, however, be materially adversely affected if there were a significant reduction in revenues or significant unanticipated operating costs (including but not limited to litigation expenses), unanticipated leasing costs or unanticipated capital expenditures. If any or all of these events were to occur, to the extent that the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its Affiliates, or the sale or financing of Partnership investments.

During the nine months ended September 30, 1997, the Partnership incurred $216,618 of leasing costs at the Palms of Carrollwood Shopping Center ("Palms of Carrollwood") and Allmetal Distribution Building properties. The General Partner anticipates that the Partnership will incur approximately $5,000 of additional leasing costs at Palms of Carrollwood during the remainder of 1997. The General Partner anticipates that the current balance in the working capital reserve should be sufficient to pay such leasing costs.

During the nine months ended September 30, 1997, $5,019 of cash generated from the Partnership's operations was used to fund non-recurring maintenance and repair expenses incurred at the Palms of Carrollwood and the Business Center at Pureland properties. The General Partner anticipates that the Partnership will incur additional non-recurring repair and maintenance expenses of approximately $37,000 at the Palms of Carrollwood property during the remainder of 1997. These additional expenses will be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
Cash in the amount of $2,883,020, generated from the Partnership's operations, was distributed to the General Partner, the John Hancock Limited Partner and the Investors during the nine months ended September 30, 1997. These amounts were distributed in accordance with the Partnership Agreement and were allocated as follows:

Investors                               $2,535,991
John Hancock Limited Partner               202,879
General Partner                            144,150
                                        ----------
     Total                              $2,883,020
                                        ==========

The Partnership will make a comparable distribution from its operations during the fourth quarter of 1997.

The Partnership has incurred an aggregate of approximately $206,000 in legal expenses in connection with the class action lawsuit (see Part II, Item 1 of this Report). Of this amount, approximately $124,000 relates to the Partnership's own defense and approximately $82,000 relates to indemnification of the General Partner and its Affiliates for their defense. At the present time, the General Partner cannot estimate the aggregate amount of legal expenses and indemnification claims to be incurred and their impact on the Partnership's future operations.
Liquidity would, however, be materially adversely affected by a significant increase in such legal expenses and related indemnification costs. If such increases were to occur, to the extent that cash from operations and the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its Affiliates, or the sale or financing of Partnership properties.

A tenant that leases 50% of the Business Center at Pureland notified the Partnership during the third quarter of 1997 that it will vacate the property prior to its lease expiration date in May 2001. The tenant has ceased operations at the property and expects to fully vacate its space by the end of 1997. As a result, the tenant is seeking to sublet the space. The Partnership continues to receive all rental payments due under the lease. The General Partner does not currently believe that there will be a materially adverse affect on the Partnership's liquidity resulting from this tenant vacating the property.

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
During the third quarter of 1997, Allmetal, Incorporated, the sole tenant at the Allmetal Distribution Building, whose lease was scheduled to expire in August 1998, extended the term of its lease through August 2008. The tenant has an option to renew the lease for an additional five year period. The Partnership incurred leasing costs in the amount of $169,939 in connection with this extension.

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

At September 30, 1997, Palms of Carrollwood was 79% leased. During the remainder of 1997, no significant leases are scheduled to expire at the property. The General Partner will continue to offer competitive leasing packages in an effort to improve the property's occupancy.

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

      Property                                  Lessee                   Lease Expiration
     ---------                                  ------                   ----------------
  Yokohama Tire Warehouse                 Yokohama Tire Corp.              March 31, 2006
  Purina Mills Distribution Building      Purina Mills, Inc.               December 1, 1998
  Allmetal Distribution Building          Allmetal, Inc.                   August 31, 2008
  Stone Container Building                Stone Container Corp.            December 31, 2011
  Business Center at Pureland             Forbo Wallcoverings, Inc.        December 31, 1998
  Business Center at Pureland             National Polystyrene
                                          Recycling Co., L.P.              May 31, 2001

The General Partner anticipates that the warehouse properties should provide the Partnership with stable income performance during the remainder of 1997.

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
During the third quarter of 1997, the General Partner had the Quince Orchard Corporate center property independently appraised. Based upon the appraiser's investigation and analysis, the property's market value is estimated to be approximately $14,600,000 as of September 30, 1997 and the value of the Partnership's investment in the Affiliated Joint Venture is estimated to be approximately $7,125,000. The carrying value of the Partnership's Affiliated Joint Venture investment of approximately $7,402,000 was evaluated in comparison to estimated future undiscounted cash flows and the independent appraisal. Based on such evaluation, the General Partner determined the Partnership's share of the property's estimated future undiscounted cash flows are expected to exceed its carrying value and, therefore, a write-down in value was not required at September 30, 1997. The Partnership's cumulative investment in the Affiliated Joint Venture is approximately $8,915,000.

The General Partner evaluated the carrying value of each of the Partnership's properties as of December 31, 1996 by comparing such carrying value to the related property's future undiscounted cash flows and the then most recent internal appraisal in order to determine whether a permanent impairment in value existed. Based upon such evaluations, the General Partner determined that no permanent impairment in values existed and, therefore, no write-downs were recorded as of December 31, 1996.

The General Partner will continue to conduct property valuations, using internal or independent appraisals, in order to determine whether a permanent impairment in value exists on any of the Partnership's properties.

Results of Operations
---------------------
Net income for the nine months ended September 30, 1997 was $2,052,120, as compared to net income of $2,163,432 for the same period in 1996, representing a decrease of 5% in net income. This decline is primarily due to the legal fees incurred in connection with the class action lawsuit (described in Item 1 of Part II of this Report).

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------
Average occupancy for the Partnership's investments was as follows:

                                              Nine Months Ended September 30,
                                                      1997      1996
                                                      ----      ----
       Palms of Carrollwood Shopping Center           79%       80%
       Quince Orchard Corporate Center
          (Affiliated Joint Venture)                 100%      100%
       Yokohama Tire Warehouse                       100%      100%
       Purina Mills Distribution Building            100%      100%
       Allmetal Distribution Building                100%      100%
       Stone Container Building                      100%      100%
       Business Center at Pureland                   100%      100%

Amortization of deferred expenses for the nine months ended September 30, 1997 increased by $34,063, or 14%, as compared to the same period in 1996. This increase is primarily due to the amortization of leasing costs incurred at the Business Center at Pureland and Stone Container properties during 1996 and leasing costs incurred at the Palms of Carrollwood property during 1996 and the first nine months of 1997.

General and administrative expenses for the nine months ended September 30, 1997 increased by $79,427, or 50%, primarily due to legal fees incurred by the Partnership in connection with the class action complaint (see Part II, Item 1 of this Report). Excluding such legal fees, general and administrative expenses were consistent between periods.

Property operating expenses for the nine months ended September 30, 1997 decreased by $10,101, or 5%, as compared to the same period in 1996. This decrease is primarily due to certain non-recurring maintenance and repair expenses incurred at the Palms of Carrollwood property during the period in 1996 that was partially offset by legal fees incurred in connection with efforts to collect past due rent from an existing tenant (described above).

The General Partner believes that inflation has had no significant impact on the Partnership's income from operations during the nine months ended September 30, 1997, and the General Partner anticipates that it will not have a significant impact during the remainder of 1997.

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow
---------
The following table provides the calculations of Cash from Operations and Distributable Cash from Operations, which are calculated in accordance with
Section 17 of the Partnership Agreement:

<CAPTION
                                                                Nine Months Ended September 30,
                                                                    1997                1996
                                                                    ----                ----
  Net cash provided by operating
    activities (a)                                              $3,314,906          $3,554,826
  Net change in operating assets
    and liabilities (a)                                          (193,986)           (343,619)
                                                                ----------          ----------
  Net cash provided by operations (a)                            3,120,920           3,211,207
  Increase in working capital reserves                           (237,900)           (328,187)
                                                                ----------          ----------
  Cash from Operations (b)                                       2,883,020           2,883,020
  Decrease in working capital reserves                                   -                   -
                                                                ----------          ----------
  Distributable Cash from Operations (b)                        $2,883,020          $2,883,020
                                                                ==========          ==========

  Allocation to General Partner                                   $144,151            $144,151
  Allocation to John Hancock Limited Partner                       202,879             202,879
  Allocation to Investors                                        2,535,990           2,535,990
                                                                ----------          ----------
                                                                $2,883,020          $2,883,020
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

During the fourth quarter of 1997, the Partnership will make a cash distribution in the amount of $961,007 to the General Partner and Limited Partners. This amount is allocated 5% to the General Partner and 95% to the Limited Partners, in accordance with the Partnership Agreement. Of the amount to be distributed to the Limited Partners, the Investors will receive $845,330 and the John Hancock Limited Partner will receive $67,626. Such amounts represent a 7% annualized return on Limited Partners' Invested Capital.

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow (continued)
---------

The source of future cash distributions is dependent upon cash generated by the Partnership's properties and the use of working capital reserves. The General Partner currently anticipates that the Partnership's Distributable Cash from Operations during the fourth quarter of 1997 will be comparable to that generated during each of the first three quarters of 1997.

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

Item 2.   Changes in Securities
       There were no changes in securities during the third quarter of 1997.

Item 3.   Defaults Upon Senior Securities
       There were no defaults upon senior securities during the third quarter of 1997.

Item 4.   Submission of Matters to a Vote of Security Holders
       There were no matters submitted to a vote of security holders of the Partnership during the third quarter of 1997.

Item 5.   Other information


Item 6.   Exhibits and Reports on Form 8-K
       (a)   There are no exhibits to this Report.
       (b) There were no Reports on Form 8-K filed during the third quarter of 1997.

          JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)


                                Signatures
                                ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November, 1997.

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