Form 10-K
period 1997-12-31
HANCOCK JOHN REALTY INCOME FUND III LIMITED PARTNERSHIP
filed 1998-03-31
CIK 842741

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
For the Fiscal Year Ended    December 31, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.) Not applicable, since the securities are non-voting

NOTE: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.
                      Exhibit Index on Pages 28 - 34

                            TABLE OF CONTENTS




                                  PART I


  Item 1   Business                                                       3
  Item 2   Properties                                                     6
  Item 3   Legal Proceedings                                              9
  Item 4   Submission of Matters to a Vote
             of Security Holders                                          9


                                 PART II


 Item 5    Market for the Partnership's Securities and Related
             Security Holder Matters                                     10
 Item 6    Selected Financial Data                                       11
 Item 7    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         12
 Item 8    Financial Statements and Supplementary Data                   21
 Item 9    Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure                      21


                                 PART III


 Item 10   Directors and Executive Officers of the Registrant            21
 Item 11   Executive Compensation                                        24
 Item 12   Security Ownership of Certain Beneficial Owners
             and Management                                              25
 Item 13   Certain Relationships and Related Transactions                25


                                 PART IV


 Item 14   Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K                                         28

           Signatures                                                    35

                                  Part I
Item 1 - Business

The Registrant, John Hancock Realty Income Fund-III Limited Partnership (the "Partnership"), is a Limited Partnership organized on November 4, 1988 under the Massachusetts Uniform Limited Partnership Act. As of December 31, 1997, the partners in the Partnership consisted of a General Partner, John Hancock Realty Equities, Inc. (the "General Partner"), John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"), John Hancock Income Fund-III Assignor, Inc. (the "Assignor Limited Partner") and 2,508 Unitholders (the "Investors"). The Assignor Limited Partner holds 5 Limited Partnership Interests for its own account and 2,415,229 Assignee Units (the "Units") for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The initial capital of the Partnership was $2,100, representing capital contributions of $1,000 from the General Partner, $1,000 from the John Hancock Limited Partner and $100 from the Assignor Limited Partner. During the offering period, the John Hancock Limited Partner made additional capital contributions of $3,863,366. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the sale of up to 5,000,000 Assignee Units, representing economic and certain other rights attributable to Investor Limited Partnership Interests.

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

On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership which owns and operates a three-story office building and related land and improvements located in Gaithersburg, Maryland (the "Quince Orchard Corporate Center"). The partnership agreement of QOCC-1 Associates provides that the Affiliated Joint Venture shall contribute 95% of any required additional capital contributions. Of the cumulative total invested capital in QOCC-1 Associates at December 31, 1997, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

The Quince Orchard Corporate Center is 100% occupied by Boehringer Mannheim Pharmaceuticals, Inc. under a ten-year lease that expires in February 2004. The tenant has two options under the lease agreement, one, to terminate the lease at the end of the seventy-sixth month of the lease, or June 2000, and, two, to extend the term of the lease for an additional five-year period.

During the first quarter of 1998, Hoffman-LaRoche, Inc. received approval from the Federal Trade Commission to acquire Boehringer Mannheim Pharmaceuticals, Inc. As a result, Hoffman-LaRoche, Inc. has indicated that it will terminate operations at the Quince Orchard Corporate Center and exercise its right to terminate the lease in June 2000. The General Partner understands that Hoffman-LaRoche, Inc. is seeking to sublease the property. The General Partner does not believe that this situation will have a materially adverse affect on the Partnership's liquidity.

On December 28, 1989, the Partnership acquired the Palms of Carrollwood Shopping Center, a neighborhood shopping center located in Tampa, Florida. Although real estate market conditions for retail properties in the market in which the Palms of Carrollwood Shopping Center is located have declined since the Partnership acquired the property, occupancy levels and rental rates have stabilized during recent years. However, market conditions remain competitive due to the new construction of retail space. The General Partner anticipates that retail market conditions will remain competitive during 1998 and, therefore, will continue to offer competitive leasing packages in order to attract new tenants as well as retain existing tenants at the property.

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

The Partnership's warehouse properties are presently 100% leased. The following table sets forth the names of the lessees at each of the Partnership's warehouse properties and the earliest date on which the applicable lessee's lease obligations may terminate.

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

During the first quarter of 1998, Purina Mills, Inc., ("PMI") the lessee at the Purina Mills Distribution Building, notified the Partnership of its intention to exercise its option to terminate the lease, in accordance with the terms of its lease agreement, on December 1, 1998. The General Partner will attempt to secure a lease with the current subtenant as well as seek a replacement tenant for the building.

During the fourth quarter of 1997, one of the tenants at the Business Center at Pureland, National Polystyrene Recycling Co., L.P., ("NPRC") vacated its space at the property and began seeking to sublease the property. The Partnership continues to receive all rental payments due under the lease and the General Partner does not believe that this situation will have a materially adverse effect on the Partnership's liquidity.

The General Partner anticipates that the warehouse properties should provide the Partnership with stable income performance during 1998.

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

Item 2 - Properties

As of December 31, 1997 the Partnership held the following investments in its portfolio:

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

--------------------------
On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership that owns and operates the Quince Orchard Corporate Center, a three-story office building and related land and improvements located in Gaithersburg, Maryland. The partnership agreement of QOCC-1 Associates provides that the Affiliated Joint Venture shall contribute 95% of any required additional capital contributions. Of the cumulative total invested capital in QOCC-1 Associates at December 31, 1997, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

The average occupancy for the Quince Orchard Corporate Center for the year ended December 31, 1997 was 100%.

Palms of Carrollwood
--------------------
On December 28, 1989, the Partnership acquired the Palms of Carrollwood Shopping Center, located in Tampa, Florida, from a non-affiliated seller. The property contains approximately 161,000 rentable square feet, including approximately 10,000 square feet of office space, situated on a 15 acre site.

The average occupancy for the Palms of Carrollwood Shopping Center for the year ended December 31, 1997 was 79%. As of the date hereof, the property is 81% occupied.

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

Purina Mills Distribution Building is 100% leased to Purina Mills, Incorporated ("PMI") under a lease which expires on November 30, 2001. During 1993, PMI was sold by its parent company, BP Nutrition, Incorporated ("BPN"), and during March 1994, PMI assigned its right, title and interest in the lease to BPN. PMI remains fully liable to perform all of its obligations under the lease and BPN, as assignee, is also liable to perform all obligations under the lease. In addition, BP America, Incorporated, the parent company of BPN, has provided a guaranty to the Partnership for any monetary obligations under the lease. PMI has vacated the property and has subleased the space through November 1998. PMI's lease contains a one-time option to terminate the lease on December 1, 1998 upon the payment of $240,815 to the Partnership. During the first quarter of 1998, PMI notified the General Partner that it will exercise its option and terminate its lease. The General Partner is seeking a replacement tenant for this property, including the subtenant currently in occupancy.

Allmetal Distribution Building
------------------------------
On March 6, 1992, the Partnership acquired the Allmetal Distribution Building, located in Carrollton, Texas, from a non-affiliated seller. The property is situated on 3 acres of land and contains an aggregate of 56,531 rentable square feet, of which 51,531 square feet is warehouse space and 5,000 square feet is office space.

The property is 100% leased to Allmetal, Inc., whose lease was scheduled to expire in August 1998. During the third quarter of 1997 this tenant extended its lease through August 2008. The tenant also has an option to extend the term of the lease for an additional five-year period. The Partnership incurred leasing costs of $169,939 in connection with this extension.

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

One building (consisting of 60,535 sq. ft.) is 100% leased to Forbo Wallcoverings, Inc. under a lease which expires on December 31, 1998. The second building (consisting of 59,116 sq. ft.) is 100% leased to National Polystyrene Recycling Co., L.P. under a lease which expires on May 31, 2001. During the fourth quarter of 1997, NPRC vacated the property and is currently seeking to sublease its space. The Partnership continues to receive all rental payments due under the lease.

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

Item 4 - Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders of the Partnership during the fourth quarter of 1997.

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

(B)   Number of Security Holders
                                 Number of             Number of Units
                            record holders as of      outstanding as of
   Title of Class            December 31, 1997        December 31, 1997
   --------------            -----------------        -----------------

  Assignee Units                   2,508                 2,415,229

(c)   Dividend History and Restrictions

During the fiscal years ended December 31, 1997 and 1996, the Partnership distributed cash in the aggregate amounts of $3,844,027 and $3,645,723, respectively, from Distributable Cash from Operations (as defined in the Partnership Agreement). These amounts were allocated 5% to the General Partner and 95% to the Investors and the John Hancock Limited Partner, in accordance with the terms of the Partnership Agreement. The following table reflects cash distributions made during the two year period ended December 31, 1997:

                                                            Amount
                                                         Paid to the
      Date of              Amount of    Amount Paid to    John Hancock    Amount Paid  Distribution
    Distribution          Distribution General Partner  Limited Partner   to Investors   Per Unit
    ------------          ------------  --------------  ----------------  ------------   -------
   February 15, 1996        $762,704       $38,135               $-         $724,569      $0.30
   May 15, 1996              889,821        44,491                -          845,330       0.35
   August 15, 1996         1,032,192        51,610          135,253          845,329       0.35
   November 15, 1996         961,006        48,050           67,626          845,330       0.35
   February 14, 1997         961,006        48,050           67,626          845,330       0.35
   May 15, 1997              961,007        48,050           67,627          845,330       0.35
   August 15, 1997           961,007        48,051           67,626          845,330       0.35
   November 14, 1997         961,007        48,050           67,627          845,330       0.35

Item 5 - Market for the Partnership's Securities and Related Security Holder Matters (continued)

(c)   Dividend History and Restrictions (continued)

The source of future distributions from cash from operations is dependent upon cash generated by the Partnership's investments and the use of working capital reserves for leasing costs and capital expenditures. Distributions of Cash from Operations during the year ended 1997 and 1996 represent a 7% return on Investors' Invested Capital (defined in the Partnership Agreement). The General Partner anticipates that the Partnership will make distributions of Cash from Operations in 1998 comparable to those made during both 1997 and 1996. For further discussion on the financial condition and results of operations of the Partnership see Item 7 of the Report. Should any of the Partnership's properties be sold, the General Partner will make a distribution of Distributable Cash from Sales or Financings, as provided in the
Partnership Agreement.

Item 6 - Selected Financial Data

The following table sets forth selected financial information regarding the Partnership's financial position and operating results for the five year period ended December 31, 1997. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto, which are included in Items 7 and 8, respectively, of this Report.

                                                          Years Ended December 31,
                                            1997       1996         1995         1994        1993
                                            ----       ----         ----         ----        ----
Rental income                           $3,600,452  $3,606,964   $3,404,659  $3,407,133   $3,397,962
Income from joint venture                  704,292     701,988      755,198     541,187      221,739
Interest income                            142,959     145,734      162,332     105,917      107,122
Net income                               2,579,607   2,616,017    2,776,632   2,543,261    2,228,039
Net income per Unit (b)                      0.88         0.89        1.07         0.98        0.86
Ordinary tax income (a)                  2,707,074   2,969,975    2,782,263   2,605,072    2,396,730
Ordinary tax income per Unit (b)             0.94         1.04        1.08         1.01        0.93
Cash distributions per Unit (c)              1.40         1.35        1.20         1.20        1.20
Cash and cash equivalents
  at December 31                         2,505,729   2,663,859    2,431,272   2,637,722    3,270,201
Total assets at December 31             39,595,199  40,896,886   41,824,552  42,079,427   42,528,624

(a)   The ordinary tax income for the Partnership was allocated as follows:

                                                          Years Ended December 31,
                                            1997       1996         1995         1994        1993
                                            ----       ----         ----         ----        ----
  General Partner                         $176,436    $189,088     $178,928    $168,666     $155,012
  John Hancock Limited Partner             262,772     280,404            -           -            -
  Investor Limited Partners              2,267,866   2,500,483    2,603,335   2,436,406    2,241,718
                                        ----------  ----------   ----------  ----------   ----------
  Total                                 $2,707,074  $2,969,975   $2,782,263  $2,605,072   $2,396,730
                                        ==========  ==========   ==========  ==========   ==========

(b) The actual ordinary tax income per Unit has not been presented because the actual ordinary tax income is allocated between tax-exempt and tax-paying entities based upon the respective number of Units held by each entity at December 31, 1997, 1996, 1995, 1994 and 1993. The ordinary tax income per Unit for the fiscal years ended December 31, 1997, 1996, 1995, 1994 and 1993 was computed by dividing the Investors' share of ordinary tax income by the number of Units outstanding during the year.

(c) Represents the actual cash distribution per Unit for the years ended December 31, 1997, 1996, 1995, 1994 and 1993.


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

Impact of Year 2000
-------------------
The General Partner and John Hancock Mutual Life Insurance Company, the General Partner's ultimate parent (together, John Hancock) along with the Partnership, have developed a plan to modify or replace significant portions of the Partnership's computer information and automated technologies so that its systems will function properly with respect to the dates in the year 2000 and thereafter. The Partnership presently believes that with modifications to existing systems and conversions to new technologies, the year 2000 will not pose significant operational problems for its computer systems. However, if certain modifications and conversions are not made, or are not completed timely, the year 2000 issue could have an adverse impact on the operations of the Partnership.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Impact of Year 2000 (continued)
-------------------
John Hancock as early as 1994 had begun assessing, modifying and converting the software related to its significant systems and has initiated formal communications with its significant business partners and customers to determine the extent to which John Hancock's interface systems are vulnerable to those third parties' failure to remediate their own year 2000 issues. While John Hancock is developing alternative third party processing arrangements as it deems appropriate, there is no guarantee that the systems of other companies on which the Partnership's systems rely will be converted timely or will not have an adverse effect on the Partnership's systems.

The Partnership expects the project to be substantially complete by early 1999. This completion target was derived utilizing numerous assumptions of future events, including availability of certain resources and other factors. However, there can be no guarantee that this completion target will be achieved.

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

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources
-------------------------------
At December 31, 1997, the Partnership had $2,505,729 in cash and cash equivalents and $110,056 in restricted cash.

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

During 1997, cash in the aggregate amount of $233,648 was used for the payment of leasing costs incurred at the Allmetal Distribution Center and the Palms of Carrollwood Shopping Center properties. The General Partner anticipates that the Partnership will incur approximately $285,000 in leasing costs in 1998, substantially all of which is expected to be incurred at the Palms of Carrollwood property. The current balance in the working capital reserve should be sufficient to pay such leasing costs.

During 1997, approximately $13,000 of cash generated from the Partnership's operations was used to fund non-recurring maintenance and repair expenses incurred at Palms of Carrollwood and the Business Center at Pureland properties. The General Partner anticipates that during 1998 the Partnership will incur non-recurring repair and maintenance expenses of approximately $138,000 and $50,000 at the Palms of Carrollwood and the Business Center at Pureland properties, respectively. These expenses will be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

Cash in the amount of $3,844,027, generated from the Partnership's operations, was distributed to the General Partner, the John Hancock Limited Partner and the Investors during the year ended December 31, 1997. These amounts were distributed in accordance with the Partnership Agreement and were allocated as follows:

Investors                               $3,381,320
John Hancock Limited Partner               270,506
General Partner                            192,201
                                        ----------
     Total                              $3,844,027
                                        ==========

The General Partner anticipates that the Partnership will be able to make comparable distributions during 1998.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
One of the anchor tenants at the Palms of Carrollwood vacated the property during June 1995. In July 1995, the General Partner secured a new anchor tenant to occupy this space under a lease commencing in November 1995. At that time, three tenants' leases at the Palms of Carrollwood contained clauses that made reference to the situation in which the former anchor tenant ceased operations at the property. One of these tenants paid all amounts due under its lease through the lease's scheduled expiration in February 1997. Each of the other two tenants reduced their rental payments by 25%. As a result of a settlement negotiated with the General Partner, one of the other tenants recommenced making its rental payments at 100% of the contracted amount. The Partnership brought an action against the other tenant, who had reduced its rental payments during November 1995, to obtain collection of 100% of the amounts due under the lease agreement. The tenant claimed that it had the right to pay the reduced rent for the remainder of the lease term until November 2004. During the first quarter of 1998, this action was heard in a Florida court. The court held orally in favor of the Partnership, ruling that the tenant had only a limited period of time (approximately six months) that it could pay the reduced rent. After that, the tenant must pay the full amount of rent specified in the lease. The General Partner expects a judgment and written ruling to be issued in April 1998. The tenant may appeal the ruling upon issuance of the judgment.

As of the date hereof, the Palms of Carrollwood is 81% occupied. During 1998, no significant leases are scheduled to expire. The General Partner will continue to offer competitive leasing packages in an effort to secure lease renewals with existing tenants as well as to secure new tenants for the remaining vacant space.

During the third quarter of 1997, Allmetal, Inc., the sole tenant at the Allmetal Distribution Building, whose lease was scheduled to expire in August 1998, extended the term of its lease through August 2008. The tenant has an option to renew the lease for an additional five-year period. The Partnership incurred leasing costs in the amount of $169,939 in connection with this extension.

The Partnership's Affiliated Joint Venture property and warehouse properties are presently 100% leased. The following table sets forth the names of the lessees at each of the Partnership's warehouse properties and the earliest date on which the applicable lessee's lease obligations may terminate.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------

      Property                                    Lessee                           Lease Expiration
     ---------                                    ------                           ----------------
  Yokohama Tire Warehouse                    Yokohama Tire Corp.                March 31, 2006
  Purina Mills Distribution Building         Purina Mills, Inc.                 December 1, 1998
  Allmetal Distribution Building             Allmetal, Inc.                     August 31, 2008
  Stone Container Building                   Stone Container Corp.              December 31, 2011
  Business Center at Pureland                Forbo Wallcoverings, Inc.          December 31, 1998
  Business Center at Pureland                National Polystyrene
                                               Recycling Co., L.P.              May 31, 2001
  Quince Orchard Corporate Center            Boehringer Mannheim
                                              Pharmaceuticals                   June 30, 2000

During the first quarter of 1998, Purina Mills, Inc., ("PMI") the lessee at the Purina Mills Distribution Building, notified the Partnership of its intention to exercise its option to terminate the lease, in accordance with the terms of its lease agreement, on December 1, 1998. The General Partner will attempt to secure a lease with the current subtenant as well as seek a replacement tenant for the building.

One of the tenants at the Business Center at Pureland, National Polystyrene Recycling Co., L.P., ceased operations and vacated its space during the fourth quarter of 1997. NPRC is seeking to sublet this space. The Partnership continues to receive all rental payments due under the lease. The General Partner does not currently believe that there will be a materially adverse affect on the Partnership's liquidity resulting from NPRC vacating the property.

During the first quarter of 1998, Hoffman-LaRoche, Inc. received approval from the Federal Trade Commission to acquire Boehringer Mannheim Pharmaceuticals, Inc. As a result, Hoffman-LaRoche, Inc. has indicated that it will terminate operations at the Quince Orchard Corporate Center and exercise its right to terminate the lease in June 2000. The General Partner understands that Hoffman-LaRoche, Inc. is seeking to sublease the property. The General Partner does not believe that this situation will have a materially adverse affect on the Partnership's liquidity.

The General Partner anticipates that the Partnership's warehouse properties and Affiliated Joint Venture investment should, in the aggregate, provide the Partnership with stable income performance during 1998.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
During the third quarter of 1997, the General Partner had the Quince Orchard Corporate Center property independently appraised. Based upon the appraiser's investigation and analysis, the property's market value was estimated to be approximately $14,600,000 and the value of the Partnership's investment in the Affiliated Joint Venture was estimated to be approximately $7,125,000. The carrying value of the Partnership's Affiliated Joint Venture investment of approximately $7,349,000 was evaluated comparison to estimated future undiscounted cash flows and the independent appraisal. Based on such evaluation, the General Partner determined the Partnership's share of the property's estimated future undiscounted cash flows are expected to exceed its carrying value and, therefore, a write-down in value was not required. The Partnership's cumulative investment in the Affiliated Joint Venture is approximately $8,697,000.

The General Partner evaluated the carrying value of each of the Partnership's other properties as of December 31, 1997 by comparing such carrying value to the related property's future undiscounted cash flows and the then most recent internal appraisal in order to determine whether an impairment in value existed. Based upon such evaluations, the General Partner determined that no impairment in values existed and, therefore, no write-downs were recorded as of December 31, 1997.

The General Partner will continue to conduct property valuations, using internal or independent appraisals, in order to assist in its evaluation of whether an impairment in value exists on any of the Partnership's properties.


Results of Operations
---------------------
Average occupancy for the Partnership's investments was as follows:
                                                  Years ended December 31,
                                                  1997      1996      1995
                                                  ----      ----      ----
  Palms of Carrollwood Shopping Center              79%       80%     76%
  Yokohama Tire Warehouse                          100%      100%    100%
  Purina Mills Distribution Building               100%      100%    100%
  Allmetal Distribution Building                   100%      100%    100%
  Stone Container Building                         100%      100%    100%
  Business Center at Pureland                      100%      100%    100%
  Quince Orchard Corporate Center
    (Affiliated Joint Venture)                     100%      100%    100%

Results of Operations - 1997 compared with 1996

Net income for the year ended December 31, 1997 was $2,579,607 as compared to net income of $2,616,017 in 1996.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------
Amortization of deferred expenses in 1997 increased by $39,849, or 12%, as compared to 1996. This is primarily due to the amortization of leasing costs associated with the leasing activity which occurred at the Palms of Carrollwood, Allmetal Distribution, Stone Container, and the Business Center at Pureland properties during the second half of 1996 and during 1997.

The Partnership's share of property operating expenses was consistent between 1997 and 1996. However, non-recurring maintenance and repair expenses of approximately $13,000 and $112,000 were incurred at its properties during 1997 and 1996, respectively. Excluding these amounts, the Partnership's share of property operating expenses increased by 42% primarily due to legal fees incurred in connection with efforts to collect past due rent from an existing tenant at the Palms of Carrollwood property (described above).

Results of Operations - 1996 compared with 1995

Net income for the year ended December 31, 1996 was $2,616,017 as compared to net income of $2,776,632 in 1995.

Rental income for the year ended December 31, 1996 increased by $202,305, or 6%, as compared to 1995. This increase was primarily due to increases in rental income at the Palms of Carrollwood, Yokohama Tire Warehouse, Allmetal Distribution Building, Stone Container Building and Business Center at Pureland properties. Rental income increased at the Palms of Carrollwood property primarily due to the fact that a new anchor tenant at the property paid a rental rate greater than that which the former anchor tenant paid. In addition, a 4% increase in average occupancy at the property between periods contributed to the increase in rental income. However, this increase in rental income at the Palms of Carrollwood was partially offset by another anchor tenant at the property reducing its rental payments, as described above. Increases in the rental rates paid by the sole tenants at the Yokohama Tire Warehouse, Allmetal Distribution Building and Stone Container Building properties and by one of the tenants at the Business Center at Pureland property, in accordance with the terms of their leases, resulted in increased rental income from these properties during 1996 as compared to 1995. Rental income from the Purina Mills Distribution Building was consistent between the years.

The Partnership's allocation of income from the Affiliated Joint Venture for the year ended December 31, 1996 decreased by $53,210, or 7%, as compared to 1995. This decrease was due to the manner in which the partnership agreement of QOCC-1 Associates allocates income to its partners. (See Note 6 included in Item 8 of this Report and the audited financial statements of QOCC-1 Associates filed as an Exhibit to this Report for additional information).

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------
Interest income for the year ended December 31, 1996 decreased by $16,598, or 10%, as compared to the same period in 1995. This decrease was primarily due to a decrease in the interest rates earned on the Partnership's working capital reserves as well as a decrease in the amount of the Partnership's working capital reserves.

The Partnership's share of property operating expenses increased by $59,289, or 22%, as compared to 1995 primarily due to an increase in such expenses at the Palms of Carrollwood Shopping Center. The Partnership's share of property operating expenses at each of the Partnership's warehouse properties was consistent between years.

Property operating expenses incurred at the Palms of Carrollwood Shopping Center during 1996 increased by 35% as compared to 1995. The property incurred approximately $112,000 and $6,000 of non-recurring maintenance and repair expenses during 1996 and 1995, respectively. These amounts were incurred to maintain the property's competitive position within its market. Excluding these amounts, the partnership's share of property operating expenses decreased by 24%. This decrease was primarily due to the increase in tenant reimbursements paid by the new anchor tenant as compared to the former anchor tenant.

Amortization of deferred expenses for the year ended December 31, 1996 increased by $118,042, or 56%, as compared to 1995. This increase was primarily due to the leasing activity which occurred at the Palms of Carrollwood and the Business Center at Pureland properties during 1995 and the amortization of the leasing costs associated with these new leases.

General and administrative expenses for the year ended December 31, 1996 increased by $115,781, or 48%, as compared to 1995. This increase was primarily due to legal fees incurred by the Partnership in connection with the class action complaint in which the Partnership remains a defendant (See Item 3 of this Report for information regarding the class action complaint). Excluding such legal fees, general and administrative expenses were consistent between periods.

The General Partner believes that inflation has had no significant impact on income from operations during the last three fiscal years and the General Partner anticipates that it will not have a significant impact during 1998.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow
---------
The following table provides the calculations of Cash from Operations and Distributable Cash from Operations, which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                          Years Ended December 31,
                                           1997         1996        1995        1994         1993
                                           ----         ----        ----        ----         ----
Net cash provided by operating
  activities (a)                        $3,919,545  $4,250,925   $3,743,803  $3,580,615   $3,382,661
Net change in operating assets
  and liabilities (a)                      146,780   (209,228)      111,983    (10,043)       40,419
                                        ----------  ----------   ----------  ----------   ----------
Net cash provided by operations (a)      4,066,325   4,041,697    3,855,786   3,570,572    3,423,080
Increase in working capital reserves     (222,297)   (197,669)    (804,971)   (519,757)    (372,265)
                                        ----------  ----------   ----------  ----------   ----------
Cash from operations (b)                 3,844,028   3,844,028    3,050,815   3,050,815    3,050,815
Decrease in working capital reserves             -           -            -           -            -
                                        ----------  ----------   ----------  ----------   ----------
Distributable cash from operations (b)  $3,844,028  $3,844,028   $3,050,815  $3,050,815   $3,050,815
                                        ==========  ==========   ==========  ==========   ==========

Allocation to General Partner             $192,201    $192,201     $152,541    $152,541     $152,541
Allocation to John Hancock
  Limited Partner                          270,506     270,506            -           -            -
Allocation to Investors                  3,381,321   3,381,321    2,898,274   2,898,274    2,898,274
                                        ----------  ----------   ----------  ----------   ----------
                                        $3,844,028  $3,844,028   $3,050,815  $3,050,815   $3,050,815
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

On February 13, 1998, the Partnership made a cash distribution in the aggregate amount of $961,006 to the General Partner and Limited Partners. This distribution was based on Distributable Cash from Operations for the year ended December 31, 1997 less amounts previously distributed. This amount was allocated 5% to the General Partner and 95% to the Limited Partners, in accordance with the terms of the Partnership Agreement. Of the amount distributed to the Limited Partners, the Investors received $845,330, and the John Hancock Limited Partner received $67,626. Such amounts represent a 7% annualized return on Limited Partners' Invested Capital. The General Partner anticipates that the Partnership will be able to make cash distributions during the remainder of 1998 comparable to those made during 1997.

Item 8 - Financial Statements and Supplementary Data

The response to this Item appears beginning on page F-1 of this Report.
The financial statements of QOCC-1 Associates, an investee of the Registrant, as of and for the years ending December 31, 1997, 1996 and 1995 are included herewith.

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

         Name                        Title                             Age
         ----                        -----                             ---
 William M. Fitzgerald     President and Director                       54
 Malcolm G. Pittman, III   Director                                     46
 Susan M. Shephard         Director                                     45
 Richard E. Frank          Treasurer (Chief Accounting Officer)         36

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

         Name                        Title                             Age
         ----                        -----                             ---
 Edward P. Dowd          Senior Vice President of                        55
                         John Hancock's Real Estate
                         Investment Group

 Kevin McGuire           Vice President of John Hancock's                51
                         Real Estate Investment Group;
                         President of John Hancock Realty
                         Services Corp. and subsidiaries

 Stephen Kindl           Senior Investment Officer of John               40
                         Hancock's Real Estate Investment
                         Group; Assistant Vice President of
                         John Hancock Realty Equities, Inc.

(d)   Family relationships

There exist no family relationships among any of the foregoing directors or officers of the General Partner.

(e)   Business Experience

William M. Fitzgerald (age 54), joined John Hancock in 1968. He has been President and a Director of the General Partner, and a Senior Investment Officer of John Hancock, since June 1993 and a Director of Hancock Realty Investors Incorporated since November 1991. His term as a Director of the General Partner expires in May 1998. From 1987 to 1991, Mr. Fitzgerald was a Senior Vice President of John Hancock Properties, Inc. Prior to that time, he held a number of positions including Senior Real Estate Management Officer and Real Estate Management Officer of John Hancock. He holds an M.B.A. from Boston University and an A.B. from Boston College.

Malcolm G. Pittman, III (age 46), joined John Hancock in 1986 as an Assistant Counsel. He has been a Director of the General Partner since November 1991. His term as a Director of the General Partner expires in May 1998. Mr. Pittman has been a Counsel of John Hancock's Mortgage and Real Estate Law Division since 1993. From 1989 to 1993, he was an Associate Counsel of John Hancock. He holds a J.D. from Yale Law School and a B.A. from Oberlin College.

Susan M. Shephard (age 45), joined John Hancock in 1985 as an Attorney.
She has been a Director of the General Partner since November 1991. Her term as a Director of the General Partner expires in May 1998. Ms. Shephard has been a Mortgage Investment Officer of John Hancock since 1991. From 1988 to 1991, she was an Associate Counsel of John Hancock and from 1987 to 1988, she was an Assistant Counsel of John Hancock. She holds a J.D. from Georgetown University Law Center and a B.A. from the University of Rhode Island.

Richard E. Frank (age 36), joined John Hancock in 1983. He has been Treasurer of the General Partner since June 1993. Mr. Frank has been an Associate Investment Officer of John Hancock since January 1995. From 1993 to 1995, he was a Senior Financial Administrator of John Hancock; from 1991 to 1993, he was an Associate of Hancock Realty Investors, Incorporated; from 1990 to 1991, he held the position of Assistant Treasurer of John Hancock Realty Services Corp. He holds a B.S. from Stonehill College.

Edward P. Dowd (age 55), joined John Hancock in 1970. He has been a Director of Hancock Realty Investors, Incorporated since 1991, and a Director of John Hancock Realty Services Corp. and subsidiaries and John Hancock Property Investors Corp. since 1987. Mr. Dowd has been a Senior Vice President of John Hancock since 1991. From 1989 to 1990, he was a Vice President of John Hancock and from 1986 to 1989, he was a Second Vice President of John Hancock. Prior to that time, he held a number of positions including Senior Real Estate Investment Officer and Real Estate Investment Officer of John Hancock. From July 1982 to May 1986, Mr. Dowd was President of the General Partner. He holds an A.B. from Boston College.

Kevin McGuire (age 51), joined John Hancock in 1968. He has been a Vice President of John Hancock since June 1993 and President of John Hancock Realty Services Corp. and subsidiaries since July 1993. He has been a Managing Director and a Director of Hancock Realty Investors, Incorporated since 1991, and a Director of John Hancock Property Investors Corp. since 1987. Mr. McGuire served as an interim basis President of the General Partner from May 1991 to November 1991 and was President of John Hancock Properties, Inc. from 1987 to 1991. Prior to that time, he held a number of positions including Second Vice President, Senior Real Estate Investment Officer and Real Estate Investment Officer of John Hancock. He holds an M.B.A. from Babson College and an A.B. from Boston College.

Stephen Kindl (age 40), joined John Hancock in 1995 as a Senior Real Estate Investment Officer. Prior to joining John Hancock, he held a number of positions with Aetna Real Estate Investment, Inc., including Managing Director and Director. He holds an M.B.A. from the University of Hartford and a B.S. from the University of Connecticut

(f)   Involvement in certain legal proceedings

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

To the Partnership's knowledge, no officer or director of the General Partner has or had an ownership interest in the Partnership during the 1996 fiscal year or as of the date hereof. In addition, to the Partnership's knowledge, the County Employees' Annuity and Benefit Fund of Cook County, the greater than 10% holder of Units, was not required to file any reports relating to Section 16(a) filing requirements during the 1997 fiscal year.

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

Compensation Committee Interlocks and Insider Participation:
The Partnership did not have a Compensation Committee in 1997 and does not currently have such a committee. No current or former officer or employer of the General Partner or its Affiliates participated during the 1997 fiscal year in deliberations regarding the General Partner's compensation as it relates to the Partnership.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

(a)   Security ownership of certain beneficial owners
No person or group, including the General Partner, is known by the General Partner to own beneficially more than 5% of the Partnership's 2,415,229 outstanding Units as of December 31, 1997, except as follows:

  Title of   Name and Address of      Amount and Nature of      Percent of
   Class       Beneficial Owner       Beneficial Ownership        Class
   -----       ----------------       --------------------        -----
  Assignee     County Employees'         806,451 Units             33.39%
  Units        Annuity and Benefit       owned directly
               Fund of Cook County
               33 N. Dearborn St.
               Chicago, IL

(b)   Security ownership of management
By virtue of its organization as a Limited Partnership, the Partnership has no officers or directors. Neither the General Partner nor any officer or director of the General Partner possesses the right to acquire a beneficial ownership of Units.

(c)   Changes in Control
The Partnership does not know of any arrangements the operations of which may at a subsequent date result in a change in control of the Partnership.

Item 13 - Certain Relationships and Related Transactions

See Note 4 of the Notes to the Financial Statements included in Item 8 of this Report for a description of certain transactions and related amounts payable by the Partnership to the General Partner and its Affiliates during 1997, 1996 and 1995.

In accordance with the terms of the Partnership Agreement, the General Partner and its Affiliates (as defined in the Partnership Agreement) are entitled to the following types of compensation, fees, profits/(losses), expense reimbursements and distributions:

A reimbursement for Acquisition Expenses (as defined in the Partnership Agreement) incurred by the General Partner or its Affiliates was payable at cost to the General Partner or its Affiliates. The Partnership completed its property acquisitions on March 27, 1992 and, therefore, did not pay any such reimbursements during the years ended 1997, 1996 or 1995.

An Affiliate of the General Partner may receive a Property Management Fee for providing property management services for the Partnership's properties. The Partnership is obligated to pay a fee equal to the amount customarily charged in arms-length transactions by other entities rendering comparable services for comparable properties in the localities where the Partnership's properties are located but in no event may such fee exceed 6% of the gross receipts of the property under management. To date, no Affiliate of the General Partner has provided property management services to the Partnership. Therefore, the Partnership did not pay any such fees during the years ended 1997, 1996 or 1995.

The General Partner and its Affiliates are also entitled to Reimbursement for Expenses relating to the administrative services necessary to the prudent operation of the Partnership, such as legal, accounting, computer, transfer agent and other services. The amounts charged to the Partnership for such administrative services may not exceed the lesser of the General Partner's or such Affiliate's costs or 90% of those which the Partnership would be required to pay to independent parties for comparable services in the same geographic area. The Partnership reimbursed the General Partner or its Affiliates for $244,487, $179,330 and $156,119 of such expenses during the years ended December 31, 1997, 1996 and 1995, respectively.

A Subordinated Disposition Fee (as defined in the Partnership Agreement) for selling properties is payable to the General Partner in the amount of 3% of the sales price of each property sold. However, no such Subordinated Disposition Fee may be paid to the General Partner unless and until the Investors and the John Hancock Limited Partner have received a return of their total Invested Capital (as defined in the Partnership Agreement) plus the Cumulative Return on Investment (as defined in the Partnership Agreement) of 12% per annum for all fiscal years ended prior to the date of payment. Such Subordinated Disposition Fee may not exceed 50% of the competitive real estate commissions in the area where the property is located or, together with any other brokerage commission payable to or by any other person, exceed 6% of the contract sales price of such property. The Partnership did not pay any such fees during the years ended 1997, 1996 or 1995.

In accordance with Section 8 of the Partnership Agreement (as described more fully in Note 3 to the Financial Statements included in Item 8 of this Report), 5% of Distributable Cash from Operations is distributable to the General Partner and the remaining 95% in the following order of priority: first, to the Investors in an amount sufficient to provide a non-cumulative, non-compounded cash return equal to 7% per annum on their Invested Capital; second, to the John Hancock Limited Partner in an amount sufficient to provide a non-cumulative, non-compounded cash return equal to 7% per annum on its Invested Capital; and third, to the Investors and the John Hancock Limited Partner in proportion to their respective capital contributions. The General Partner's share of Distributable Cash from Operations was $192,201 for each of the two years ended December 31, 1997 and 1996, and $152,541 for the year ended December 31, 1995. In accordance with the terms of the Partnership Agreement, the John Hancock Limited Partner was entitled to a share of Distributable Cash from Operations for the years ended December 31, 1997 and 1996. The John Hancock Limited Partner's share was $270,506 for each of the two years ended December 31, 1997 and 1996. Distributable Cash from Operations was insufficient to provide the John Hancock Limited Partner with a distribution during the year ended December 31, 1995.

A Share of Cash from Sales or Financings may be distributed to the General Partner and the John Hancock Limited Partner. Cash from Sales or Financings are distributable in accordance with Section 8 of the Partnership Agreement (as described more fully in Note 3 to the Financial Statements included in Item 8 of this Report). No Sales or Financings have occurred during the years ended 1997, 1996 or 1995 and, therefore, no such distributions were made.

A Share of the Partnership's Profits or Losses for tax purposes is allocable to the General Partner and to the Investors and the John Hancock Limited Partner. Such allocation generally approximates, insofar as practicable, their percentage share of Distributable Cash from Operations and of Cash from Sales or Financings. The General Partner will generally be allocated 1% of Partnership Losses for tax purposes, and the John Hancock Limited Partner will be allocated tax losses associated with the Partnership's sales commissions funded by the John Hancock Limited Partner's Capital Contributions. The General Partner's Share of such Profits or Losses were profits of $176,436, $189,088 and $178,928 during the years ended December 31, 1997, 1996 and 1995, respectively. In accordance with the terms of the Partnership Agreement, the John Hancock Limited Partner was allocated $262,772 and $280,404 of profits during the years ended December 31, 1997 and 1996, respectively. The John Hancock Limited Partner was not allocated any such profits or losses during the year ended December 31, 1995.

The following table reflects all compensation, fees, profits/(losses), expense reimbursements and distributions from the Partnership to the General Partner and/or its Affiliates for the three years ended December 31, 1997:

                                                               Years Ended December 31,
                                                          1997           1996            1995
                                                          ----           ----            ----
  Operating Expenses                                     $244,487       $179,330       $156,119
  General Partner Share of Distributable
    Cash from Operations                                  192,201        192,201        152,541
  John Hancock Limited Partner's share
    of Distributable Cash from Operations                 270,506        270,506              -
  General Partner Share of Profits or
    Losses for tax purposes                               176,436        189,088        178,928
  John Hancock Limited Partner's share
    of Profits or Losses for tax purposes                 262,772        280,404              -

The Partnership provides indemnification to the General Partner and its Affiliates for acts or omissions of the General Partner or its Affiliates performed in good faith on behalf of the Partnership, subject to certain specified exceptions, as described in the following paragraph:

The Partnership Agreement provides that neither the General Partner nor any Affiliate of the General Partner shall be liable, responsible or accountable in damages to any of the Partners or the Partnership for any act or omission of the General Partner or such Affiliate in good faith on behalf of the Partnership within the scope of the authority granted to the General Partner by the Partnership Agreement and in the best interest of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner and its Affiliates performing services on behalf of the Partnership shall be entitled to indemnity from the Partnership for any loss, damage, or claim by reason of any act performed or omitted to be performed by the General Partner or such Affiliates in good faith on behalf of the Partnership and in a manner within the scope of the authority granted to the General Partner by the Partnership Agreement and in the best interest of the Partnership, except that they shall not be entitled to be indemnified in respect of any loss, damage, or claim incurred by reason of fraud, negligence, misconduct, or breach of fiduciary duty. Any indemnity shall be provided out of and to the extent of Partnership assets only.

The General Partner believes that this indemnification applies to costs incurred in the class action complaint described in Item 3 of Part I of this Report. Accordingly, the Partnership indemnified the General Partner and its Affiliates for costs of $54,092, $41,475 and $0, relating to the class action complaint in the years ended December 31, 1997, 1996 and 1995.


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

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)
     4.2    Subscription Agreement                Exhibit D to the
            Signature Page and Power of           Prospectus
            Attorney whereby a subscriber         filed under
            agrees to purchase Units and          the Partnership's
            adopts the provisions of the          Amendment No. 1 to
            Amended Agreement of Limited          Form S-11
            Partnership*                          Registration
                                                  Statement
                                                  (File 33-25298)

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

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)
     (c)    Property Management Agreement         Exhibit 10.2(c) to
            dated December 27, 1988,              the Partnership's
            between QOCC-1 Associates and         Amendment No. 1 to
            Quadrangle Development                Form S-11
            Corporation*                          Registration Statement
                                                  (File 33-25298)

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

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)
     10.4   Documents relating to Yokohama
            Tire Warehouse

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

     10.6   Documents relating to the
            Allmetal Distribution Building

     (a)    Real Estate Sale Agreement            Exhibit 1 to Amendment
            dated January 31, 1992 between        Number 1 on Form 8 to
            The Travelers Insurance Company       the Partnership's
            and John Hancock Realty               report on Form 8-K
            Income Fund-III Limited               dated February 11, 1992
            Partnership*                          (File 0-18563)

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)
     10.7   Documents relating to the Stone
            Container Building

     (a)    Agreement of Purchase and             Exhibit 1 to Amendment
            Sale dated January 30, 1992           Number 2 on Form 8 to
            between World Park Limited            the Partnership's
            Partnership and John Hancock          report on Form 8-K dated
            Realty Income Fund-III                February 11, 1992
            Limited Partnership*                  (File 0-18563)

     (b)    Amendment to Purchase                 Exhibit 2 to Amendment
            and Sale Agreement dated              Number 2 on Form 8 to
            February 28, 1992 between             the Partnership's report
            World Park Limited Partnership        on report on Form 8-K
            and John Hancock Realty Income        dated February 11, 1992
            Fund-III Limited Partnership*         (File 0-18563)

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

(b) There were no reports on Form 8-K filed during the quarter ended December 31, 1997.

(c)   Exhibits - See Item 14 (a) (3) of this Report.

(d) Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate section of this Report commencing on Page F-48.




  +Filed herewith
  *Incorporated by reference

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1998.


                              JOHN HANCOCK REALTY INCOME FUND-III
                              LIMITED PARTNERSHIP

                              By:  John Hancock Realty Equities, Inc.
                                   General Partner

                              By:  WILLIAM M. FITZGERALD
                                   ---------------------
                                   William M. Fitzgerald, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of March, 1998.


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



                       YEAR ENDED DECEMBER 31, 1997



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

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

     INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                     (ITEMS 8 AND 14 (A) (1) AND (2))

(1) (a)   Financial Statements of the Registrant                     Page

       Report of Independent Auditors                                 F-3
       Balance Sheets at December 31, 1997 and 1996                   F-4
       Statements of Operations for the Years Ended
          December 31, 1997, 1996 and 1995                            F-5
       Statements of Partners' Equity for the Years Ended
          December 31, 1997, 1996 and 1995                            F-6
       Statements of Cash Flows for the Years Ended
          December 31, 1997, 1996 and 1995                            F-7
       Notes to Financial Statements                                  F-8

   (b)    Financial Statements of the Investee
       Report of Independent Auditors                                 F-20
       Balance Sheet at December 31, 1997                             F-21
       Statement of Operations for the Year
         Ended December 31, 1997                                      F-22
       Statement of Partners' Equity for the
         Year Ended December 31, 1997                                 F-23
       Statement of Cash Flows for the Year
         Ended December 31, 1997                                      F-24
       Notes to Financial Statements                                  F-25

       Report of Independent Auditors                                 F-30
       Balance Sheet at December 31, 1996                             F-31
       Statement of Operations for the Year
         Ended December 31, 1996                                      F-32
       Statement of Partners' Equity for the
         Year Ended December 31, 1996                                 F-33
       Statement of Cash Flows for the Year
         Ended December 31, 1996                                      F-34
       Notes to Financial Statements                                  F-35

       Report of Independent Auditors                                 F-40
       Balance Sheet at December 31, 1995                             F-41
       Statement of Operations for the Year
         Ended December 31, 1995                                      F-42
       Statement of Partners' Equity for the
         Year Ended December 31, 1995                                 F-43
       Statement of Cash Flows for the Year
         Ended December 31, 1995                                      F-44
       Notes to Financial Statements                                  F-45

(2)   Financial Statement Schedule

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

                      Report of Independent Auditors


To the Partners
John Hancock Realty Income Fund-III Limited Partnership


We have audited the accompanying balance sheets of John Hancock Realty Income Fund-III Limited Partnership (the "Partnership") as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of QOCC-1 Associates (a limited partnership in which JH Quince Orchard Partners, a joint venture in which the Partnership has a 50% interest, has a 75% interest) have been audited by other auditors whose reports have been furnished to us; insofar as our opinion on the financial statements relates to data included for QOCC-1 Associates, it is based solely on their reports.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of John Hancock Realty Income Fund-III Limited Partnership at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                           ERNST & YOUNG LLP
Boston, Massachusetts
February 13, 1998

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                              BALANCE SHEETS

                                  ASSETS
                                                    December 31,
                                                 1997           1996
                                                 ----           ----
Cash and cash equivalents                    $2,505,729     $2,663,859
Restricted cash                                 110,056        107,959
Other assets                                    287,958        180,542

Investment in property:
 Land                                         8,410,535      8,410,535
 Building and improvements                   24,942,540     24,942,540
                                            -----------    -----------
                                             33,353,075     33,353,075
 Less:   accumulated depreciation             5,478,701      4,649,036
                                            -----------    -----------
                                             27,874,374     28,704,039

Investment in joint venture                   7,349,298      7,638,805

Deferred expenses, net of accumulated
 amortization of $1,373,339 in 1997 and
 $1,025,259 in 1996                           1,467,784      1,601,682
                                            -----------    -----------
   Total assets                             $39,595,199    $40,896,886
                                            ===========    ===========

                    LIABILITIES AND PARTNERS' EQUITY

Liabilities:

 Accounts payable and accrued expenses         $212,129       $287,374
 Accounts payable to affiliates                 131,445         93,467
                                            -----------    -----------
   Total liabilities                            343,574        380,841

Partners' equity/(deficit):

 General partners                              (52,449)       (43,423)
 Limited partners                            39,304,074     40,559,468
                                            -----------    -----------
   Total partners' equity                    39,251,625     40,516,045
                                            -----------    -----------
   Total liabilities and partners'
      equity                                $39,595,199    $40,896,886
                                            ===========    ===========



                    See Notes to Financial Statements

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                         STATEMENTS OF OPERATIONS

                                               Years Ended December 31,
                                            1997         1996        1995
                                            ----         ----        ----

Income:
  Rental income                         $3,600,452  $3,606,964   $3,404,659
  Income from joint venture                704,292     701,988      755,198
  Interest income                          142,959     145,734      162,332
                                        ----------  ----------   ----------
   Total income                          4,447,703   4,454,686    4,322,189

Expenses:
  Depreciation                             829,665     829,665      829,665
  Amortization of deferred expenses        367,546     327,697      209,655
  Property operating expenses              314,874     323,918      264,629
  General and administrative expenses      356,011     357,389      241,608
                                        ----------  ----------   ----------
   Total expenses                        1,868,096   1,838,669    1,545,557
                                        ----------  ----------   ----------
   Net income                           $2,579,607  $2,616,017   $2,776,632
                                        ==========  ==========   ==========

Allocation of net income:
   General Partner                        $183,175    $183,416     $186,708
   John Hancock Limited Partner            276,868     276,653            -
   Investors                             2,119,564   2,155,948    2,589,924
                                        ----------  ----------   ----------
                                        $2,579,607  $2,616,017   $2,776,632
                                        ==========  ==========   ==========

Net Income per Unit                         $0.88       $0.89        $1.07
                                        ==========  ==========   ==========


















                    See Notes to Financial Statements

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY
               Years Ended December 31, 1997, 1996 and 1995

                                                              General      Limited
                                                              Partner      Partners         Total
                                                              -------      --------         -----
Partners' equity/(deficit) at January 1, 1995
   (2,415,234 Units outstanding)                             ($78,720)    $41,898,654    $41,819,934

Less:  Cash distributions                                    (152,541)    (2,898,274)    (3,050,815)

Add:   Net income                                              186,708      2,589,924      2,776,632
                                                             ---------     ----------     ----------

Partners' equity/(deficit) at December 31, 1995
   (2,415,234 Units outstanding)                              (44,553)     41,590,304     41,545,751

Less:  Cash distributions                                    (182,286)    (3,463,437)    (3,645,723)

Add:   Net income                                              183,416      2,432,601      2,616,017
                                                             ---------     ----------     ----------

Partners' equity/(deficit) at December 31, 1996
   (2,415,234 Units outstanding)                              (43,423)     40,559,468     40,516,045

Less:  Cash distributions                                    (192,201)    (3,651,826)    (3,844,027)

Add:   Net income                                              183,175      2,396,432      2,579,607
                                                             ---------     ----------     ----------

Partners' equity/(deficit) at December 31, 1997
   (2,415,234 Units outstanding)                             ($52,449)    $39,304,074    $39,251,625
                                                             =========    ===========    ===========
















                    See Notes to Financial Statements

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                         STATEMENTS OF CASH FLOWS

                                                                    Years Ended December 31,
                                                               1997           1996           1995
                                                               ----           ----           ----
Operating activities:
  Net income                                                $2,579,607     $2,616,017     $2,776,632
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                               829,665        829,665        829,665
    Amortization of deferred expenses                          367,546        327,697        209,655
    Cash distributions over equity
       in income from joint venture                            289,507        268,318         39,834
                                                            ----------     ----------     ----------
                                                             4,066,325      4,041,697      3,855,786
  Changes in operating assets and liabilities:
    (Increase)/decrease in restricted cash                     (2,097)        (9,751)          5,695
    (Increase)/decrease in other assets                      (107,416)        116,939      (136,986)
    (Decrease)/increase in accounts payable and
       accrued expenses                                       (75,245)         46,985         10,949
    Increase in accounts payable
       to affiliates                                            37,978         55,055          8,359
                                                            ----------     ----------     ----------
       Net cash provided by operating activities             3,919,545      4,250,925      3,743,803

Investing activities:
  Acquisition of deferred expenses
     and other assets                                        (233,648)      (372,615)      (899,438)
                                                            ----------     ----------     ----------
       Net cash used in investing activities                 (233,648)      (372,615)      (899,438)

Financing activities:
  Cash distributed to Partners                             (3,844,027)    (3,645,723)    (3,050,815)
                                                            ----------     ----------     ----------
       Net cash used in financing activities               (3,844,027)    (3,645,723)    (3,050,815)
                                                            ----------     ----------     ----------

       Net (decrease)/increase in cash and
          cash equivalents                                   (158,130)        232,587      (206,450)

       Cash and cash equivalents at beginning
          of year                                            2,663,859      2,431,272      2,637,722
                                                            ----------     ----------     ----------
       Cash and cash equivalents at end
          of year                                           $2,505,729     $2,663,859     $2,431,272
                                                            ==========     ==========     ==========









                    See Notes to Financial Statements

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS

1.   Organization of Partnership
     ---------------------------
     John Hancock Realty Income Fund-III Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on November 4, 1988. As of December 31, 1997, the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-III Assignor, Inc. (the "Assignor Limited Partner"); and 2,508 Unitholders (the "Investors"). The Assignor Limited Partner holds five Investor Limited Partnership Interests for its own account and 2,415,229 Assignee Units (the "Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,100, representing capital contributions of $1,000 from the General Partner, $1,000 from the John Hancock Limited Partner, and $100 from the Assignor Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Units at $20 per unit. During the offering period, which terminated on February 15, 1991, 2,415,229 Units were sold and the John Hancock Limited Partner made additional capital contributions of $3,863,366. There were no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

     The Partnership measures impairment in value in accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" ("Statement 121"). Statement 121 requires impairment losses to be recorded on long-lived assets used in operations where indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts.

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

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)

2.   Significant Accounting Policies (continued)
     -------------------------------
     The net income per Unit for the years ended December 31, 1997, 1996 and 1995 is calculated by dividing the Investors' share of net income by the number of Units outstanding during each year.

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

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)

3.   The Partnership Agreement (continued)
     ------------------------
     Neither the General Partner nor any affiliate of the General Partner shall be liable, responsible or accountable in damages to any of the Partners or the Partnership for any act or omission of the General Partner or such affiliate in good faith on behalf of the Partnership within the scope of the authority granted to the General Partner by the Partnership Agreement and in the best interest of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner and its affiliates performing services on behalf of the Partnership shall be entitled to indemnity from the Partnership for any loss, damage, or claim by reason of any act performed or omitted to be performed by the General Partner or such affiliates in good faith on behalf of the Partnership and in a manner within the scope of the authority granted to the General Partner by the Partnership Agreement and in the best interest of the Partnership, except that they shall not be entitled to be indemnified in respect of any loss, damage, or claim incurred by reason of fraud, negligence, misconduct, or breach of fiduciary duty. Any indemnity shall be provided out of and to the extent of Partnership assets only. The Partnership shall not advance any funds to the General Partner or its affiliates for legal expenses and other costs incurred as a result of any legal action initiated against the General Partner or its affiliates by a Limited Partner in the Partnership.

4.   Transactions with the General Partner and Affiliates
     ----------------------------------------------------
     Fees, commissions and other costs incurred or paid by the General Partner or its affiliates during the three years ended December 31, 1997, 1996 and 1995, and to which the General Partner or its affiliates are entitled to reimbursement from the Partnership were $244,487, $179,330 and $156,119, respectively.

     The Partnership provides indemnification to the General Partner and its affiliates for any acts or omissions of the General Partner good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described in Note 9. Accordingly, included in the Statements of Operations for the years ended December 31, 1997, 1996, and 1995 were $54,092, $41,475, and $0, respectively, representing the Partnership's share of costs incurred by the General Partner and its affiliates relating to the class action complaint. As of December 31, 1997, the Partnership has incurred a total of $95,567 as its share of the costs incurred by the General Partner and its affiliates resulting from this matter.

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

5.   Investment in Property
     ----------------------
     Investment in property at cost, less any write-downs, consists of managed, fully-operating, commercial real estate as follows:
                                                         December 31,
                                                      1997          1996
                                                      ----          ----
      Palms of Carrollwood Shopping Center        $10,930,578   $10,930,578
      Yokohama Tire Warehouse                       9,352,221     9,352,221
      Purina Mills Distribution Building            4,203,406     4,203,406
      Allmetal Distribution Building                1,636,050     1,636,050
      Stone Container Building                      2,088,804     2,088,804
      Business Center at Pureland                   5,142,016     5,142,016
                                                  -----------   -----------
                                                  $33,353,075   $33,353,075
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

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)

5.   Investment in Property
     ----------------------
     At December 31, 1997, future minimum rentals on non-cancelable leases relating to the above properties were as follows:

                        1998              $3,922,245
                        1999               2,228,921
                        2000               1,917,209
                        2001               1,584,872
                        2002               1,430,803
                        Thereafter         6,512,258
                                         -----------
                           Total         $17,596,308
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

     On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership which owns and operates the Quince Orchard Corporate Center, a three-story office building and related land and improvements located in Gaithersburg, Maryland. The partnership agreement of QOCC-1 Associates provides that the Affiliated Joint Venture contribute 95% of any required additional capital contributions. Of the cumulative total invested capital in QOCC-1 Associates at December 31, 1997, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)

6.   Investment in Joint Venture (continued)
     ---------------------------
     Net cash flow from QOCC-1 Associates is distributed in the following order of priority: (i) to the payment of all debts and liabilities of QOCC-1 Associates and to fund reserves deemed reasonably necessary;
     ii), to the partners in proportion to their respective invested capital until each has received a 9% return on invested capital and
     iii) the balance, if any, to the partners in proportion to their interests. During 1997 and 1996, the partners received a return on invested capital of approximately 12%. Prior to 1996, QOCC-1 Associates had not provided the partners with a return in excess of 9% on their invested capital.

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

     Summarized financial information for QOCC-1 Associates is as follows:

                                                    Financial Position at
                                                         December 31,
                                                       1997       1996
                                                       ----       ----
      Current assets                                $148,840    $152,573
      Deferred expenses, net                       1,530,759   1,835,645
      Other assets                                 1,544,230   1,724,493
      Investment in property, net                 11,951,074  12,304,945
                                                 ----------- -----------
        Total assets                             $15,174,903 $16,017,656
                                                 =========== ===========

      Current liabilities                           $251,928    $476,658
      Partners' equity                            14,922,975  15,540,998
                                                 ----------- -----------
        Total liabilities and equity             $15,174,903 $16,017,656
                                                 =========== ===========

                                               Results of Operations
                                              Years Ended December 31,
                                             1997       1996        1995
                                             ----       ----        ----
      Total income                      $2,761,035 $2,754,712 $2,719,151
      Total expenses                     1,212,058  1,220,531  1,180,460
                                        ---------- ---------- ----------
        Net income                      $1,548,977 $1,534,181 $1,538,691
                                        ========== ========== ==========

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)

6.   Investment in Joint Venture (continued)
     ---------------------------
     The Affiliated Joint Venture's share of QOCC-1 Associates' partners' equity was $14,634,651 and $15,213,661 at December 31, 1997 and 1996,
     respectively. The Affiliated Joint Venture's share of QOCC-1 Associates' net income was $1,408,588, $1,403,992 and $1,510,397 for the years ended December 31, 1997, 1996 and 1995, respectively. As noted above, the Partnership has a 50% interest in the Affiliated Joint Venture.

7.   Deferred Expenses
     -----------------
     Deferred expenses consist of the following:

                                                                             Unamortized Balance at
                                                                                  December 31,
      Description                                                              1997           1996
      -----------                                                              ----           ----
     $152,880 of acquisition fees for
     investment in the Affiliated Joint
     Venture.  This amount
     is amortized over a period
     of 31.5 years.                                                          $109,402       $114,256

     $1,119,446 of tenant improvements.  These
     amounts are amortized over the terms
     of the leases to which they relate.                                      775,877        900,220

     $495,177 of lease commissions.  These
     amounts are amortized over the terms
     of the leases to which they relate.                                      390,787        242,114

     $1,073,621 of acquisition fees paid to the
     General Partner.  This amount
     is amortized over a period of
     eighty-four months.                                                      191,718        345,092
                                                                           ----------     ----------
                                                                           $1,467,784     $1,601,682
                                                                           ----------     ----------

         JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)

8.  Federal Income Taxes
     -------------------
     A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                    Years Ended December 31,
                                                                1997          1996           1995
                                                                ----          ----           ----
       Net income per Statements of Operations              $2,579,607     $2,616,017     $2,776,632

       Add/(less):   Excess of book depreciation
                        over tax depreciation                  138,779        141,284        142,021
                     Excess of book amortization
                        over tax amortization                  189,010        159,378         59,511
                     Other income                            (211,950)       (48,622)      (195,901)
                     Other expenses                             11,628        101,918              -
                                                            ----------     ----------     ----------
       Net income for federal income tax purposes           $2,707,074     $2,969,975     $2,782,263
                                                            ==========     ==========     ==========

     A reconciliation of the Partnership's properties' aggregate cost for book and federal income tax purposes is as follows:

                                                                    Years Ended December 31,
                                                              1997            1996           1995
                                                              ----            ----           ----
      Aggregate cost, book purposes                        $33,353,075    $33,353,075    $33,353,075

      Add/(deduct):  Costs capitalized for federal
                      income tax purposes, cumulative          148,114        136,486         34,568
                     Book basis property write-downs,
                      cumulative                             1,431,400      1,431,400      1,431,400
                                                           -----------    -----------    -----------
      Aggregate cost, federal income tax purposes          $34,932,589    $34,920,961    $34,819,043
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

     The Partnership has incurred an aggregate of approximately $239,000 in legal expenses in connection with this matter. Of this amount, approximately $143,000 relates to the Partnership's own defense and approximately $96,000 relates to indemnification of the General Partner and its affiliates for their defense. These expenses are funded from the operations of the Partnership.

     At the present time, the General Partner cannot estimate the aggregate amount of legal expenses and indemnification claims to be incurred and their impact on the Partnership's Financial Statements, taken as a whole. Accordingly, no provision for any liability that could result from the eventual outcome of these matters has been made in the accompanying financial statements. However, while it is still too early to estimate potential damages, they could possibly be material.

10.  Subsequent Events
     -----------------
     On February 13, 1998, the Partnership made a cash distribution in the aggregate amount of $961,006, based on Distributable Cash from Operations for the year ended December 31, 1997 less amounts previously distributed. This amount was allocated 5%, or $48,050, to the General Partner and 95%, or $912,956, to the Limited Partners, in accordance with the Partnership Agreement. Of the amount distributed to the Limited Partners, the Investors received $845,330 and the John Hancock Limited Partner received $67,626.

                       FINANCIAL STATEMENTS AND
                     INDEPENDENT AUDITORS' REPORT

                          QOCC-1 ASSOCIATES

                          DECEMBER 31, 1997

                             QOCC-1 ASSOCIATES

                             TABLE OF CONTENTS

                                                             PAGE


INDEPENDENT AUDITORS' REPORT                                 F-20


FINANCIAL STATEMENTS


     BALANCE SHEET                                           F-21


     STATEMENT OF INCOME                                     F-22


     STATEMENT OF PARTNERS' EQUITY                           F-23


     STATEMENT OF CASH FLOWS                                 F-24


     NOTES TO FINANCIAL STATEMENTS                           F-25

                  INDEPENDENT AUDITORS' REPORT


To the Partners
QOCC-1 Associates

     We have audited the accompanying balance sheet of QOCC-1 Associates as of December 31, 1997, and the related statements of income, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QOCC-1 Associates as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                  REZNICK FEDDER & SILVERMAN



Bethesda, Maryland
January 8, 1998

                       QOCC-1 Associates
                         BALANCE SHEET
                       December 31, 1997

                             ASSETS

RENTAL PROPERTY
Land                                                  $     3,670,000
Land improvements                                              35,425
Building                                                   11,461,343
Building improvements                                          79,896
                                                          -----------
                                                           15,246,664
Less accumulated depreciation                               3,295,590
                                                          -----------
                                                           11,951,074
OTHER ASSETS
Cash and cash equivalents                                     280,798
Prepaid taxes and insurance                                    99,999
Prepaid leasing commissions                                   215,803
Deferred rent concessions                                   1,312,273
Leasing costs, less accumulated amortization of             1,314,956
$837,831
                                                         ------------
                                                            3,223,829
                                                         ------------
                                                      $    15,174,903
                                                         ============
                     LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses                 $        19,971
Security deposit                                              231,957
                                                          -----------
                                                              251,928

COMMITMENT                                                          -

PARTNERS' EQUITY                                           14,922,975
                                                         ------------
                                                      $    15,174,903
                                                         ============










                    See notes to financial statements

                       QOCC-1 Associates
                      STATEMENT OF INCOME
                  Year ended December 31, 1997

Revenue
Rental income - base                                   $  2,691,797
Rental income - reimbursements                               67,665
Interest income                                               1,573
                                                         -----------
Total revenue                                             2,761,035

Expenses
Accounting                                 $     8,250
Miscellaneous                                    2,637
Commissions                                     86,320
Depreciation and amortization                  589,198
Insurance                                        5,772
Management fees                                 51,691
Personnel services                              73,941
Repairs and maintenance                        188,130
Supplies                                         2,137
Taxes                                          197,519
Utilities                                        6,463
                                              ---------
Total expenses                                            1,212,058
                                                         -----------
NET INCOME                                             $  1,548,977
                                                         ===========






















                    See notes to financial statements

                       QOCC-1 Associates

                    STATEMENT OF PARTNERS' EQUITY

                    Year ended December 31, 1997







                         Equity at       Net      Distributions    Equity at
                          January      income                       December
                          1, 1997                                   31, 1997

JH Quince Orchard       $15,213,661 $  1,408,588 $   (1,987,598) $  14,634,651
Partners

Quad Properties, Inc.       327,337      140,389       (179,402)       288,324
                         ----------   -----------    ------------    ----------

                        $15,540,998 $  1,548,977 $   (2,167,000) $  14,922,975
                         ==========   ==========    ============    ==========




























                    See notes to financial statements

                        QOCC-1 Associates

                     STATEMENT OF CASH FLOWS

                  Year ended December 31, 1997

Cash flows from operating activities
Net income                                            $   1,548,977
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization                               589,198
Increase in prepaid taxes and insurance                     (3,904)
Decrease in accounts payable and accrued expenses           (9,599)
Decrease in prepaid leasing commissions                      86,319
Decrease in prepaid rent and security deposit             (215,131)
Increase in deferred rent concessions                      (34,868)
                                                         -----------
Net cash provided by operating activities                 1,960,992
                                                         -----------
Cash flows from investing activities
Investment in rental property                              (16,760)
                                                         -----------
Net cash used in investing activities                      (16,760)
                                                         ----------
Cash flows from financing activities
Distributions to partners                                (2,167,000)
                                                         -----------
Net cash used in financing activities                    (2,167,000)
                                                         -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                 (222,768)

Cash and cash equivalents, beginning                        503,566
                                                         -----------
Cash and cash equivalents, end                        $     280,798
                                                         ===========















                    See notes to financial statements

                             QOCC-1 Associates

                       NOTES TO FINANCIAL STATEMENTS

                             December 31, 1997



NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The partnership was organized on December 27, 1988, as a general partnership under the laws of the State of Maryland for the purpose of operating an office building with approximately 99,782 net rentable square feet in Gaithersburg, Maryland. The building was acquired in December 1988. The partnership conducts its rental operations under a lease agreement with one tenant.

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

  Rental Income
  -------------
  Rental income is recognized using the straight-line method over the term of the lease, which includes the rent concession period. The amount applicable to the rent concession is recorded as a deferred asset against which future collections are applied. Rental payments received in advance are deferred until earned. The lease between the partnership and the tenant of the property is an operating lease.

                             QOCC-1 Associates

                       NOTES TO FINANCIAL STATEMENTS

                             December 31, 1997


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

NOTE B - RENTAL INCOME UNDER OPERATING LEASE

  The partnership has leased the office building to a new tenant effective March 1994 under a ten-year term with a five-year renewal option at the discretion of the lessee. The tenant may terminate the lease after the 76th calendar month of the term by notifying the landlord as outlined in the lease agreement. Rental income consists of fixed base rent plus a fixed annual increase and variable lease reimbursement escalation, calculated annually.

  Future minimum base rental payments due under the noncancelable operating lease are as follows:

        Year ending
       December 31,

    1998                $    2,723,352
    1999                     2,791,436
    2000                     2,861,222
    2001                     2,932,752
    2002                     3,006,071
    Thereafter               3,596,856
                           -----------
                        $   17,911,689
                           ===========

                             QOCC-1 Associates

                       NOTES TO FINANCIAL STATEMENTS

                             December 31, 1997


NOTE C - RELATED PARTY TRANSACTION

  During 1997, the partnership incurred charges of approximately $125,809 for management fees, personnel services and supplies provided by affiliates of one of the partners.

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

NOTE E - CONCENTRATION OF CREDIT RISK

  The partnership maintains its cash balances in two banks. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 by each bank. As of December 31, 1997, the uninsured portion of the cash balances held at the banks was $131,957.

                         FINANCIAL STATEMENTS AND
                       INDEPENDENT AUDITORS' REPORT

                            QOCC-1 ASSOCIATES

                            DECEMBER 31, 1996

     QOCC-1

     TABLE OF CONTENTS

     PAGE


INDEPENDENT AUDITORS' REPORT                             F-30


FINANCIAL STATEMENTS


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
                                                      -----------

                                                      12,304,945
                                                      -----------
    OTHER ASSETS
    Cash and cash equivalents                            503,566
    Prepaid taxes and insurance                           96,095
    Prepaid leasing commissions                          302,122
    Deferred rent                                      1,277,405
    Leasing costs, less accumulated
    amortization
    of $619,264                                        1,533,523
                                                      -----------
                                                       3,712,711
                                                      -----------
                                                    $ 16,017,656
                                                      ===========
       LIABILITIES AND PARTNERS' EQUITY

    LIABILITIES
    Accounts payable and accrued                    $     29,570
    expenses
    Prepaid rent and security deposit                    447,088
                                                      -----------
                                                         476,658

    COMMITMENT                                                 -

    PARTNERS= EQUITY                                  15,540,998
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
                                                     =========












               See notes to financial statements

                       QOCC-1 Associates
                 STATEMENT OF PARTNERS' EQUITY
                  Year ended December 31, 1996


                          Equity at      Net       Distri-     Equity at
                           January     income      butions     December
                            1, 1996                            31, 1996
                           ---------   ---------   ---------     --------
    JH Quince Orchard   $ 15,750,296 $ 1,403,992 $ (1,940,627) $ 15,213,661
    Partners

    Quad Properties,         361,521     130,189     (164,373)     327,337
    Inc.
                           ---------    ---------      ---------    ---------
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

  Future   minimum  base  rental  payments  due  under  the   noncancelable
  operating lease are as follows:
            Year Ending
           December 31,                  Amount
            ------------               ----------
                         1997       $     2,656,929
                         1998             2,723,352
                         1999             2,791,436
                         2000             2,861,222
                         2001             2,932,752
                         Thereaf          6,602,927
                         ter
                                         ----------
                                    $    20,568,618
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


INDEPENDENT AUDITORS' REPORT                             F-40


FINANCIAL STATEMENTS:


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

                                   JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                                            (A Massachusetts Limited Partnership)

                                                         SCHEDULE III

                                           REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                 Year Ended December 31, 1997


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
                             ==  ==========   ===========    =======     ==========  ========== ===========  ===========

                                   JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                                            (A Massachusetts Limited Partnership)

                                                   SCHEDULE III (Continued)

                                           REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                 Year Ended December 31, 1997


                                                                                   Life on Which
                                                                                  Depreciation in
                                                                                  Latest Statement
                                  Accumulated           Date of       Date         of Operations
   Description                  Depreciation (5)      Construction  Acquired        is Computed
   -----------                  ----------------      ------------  --------        -----------
Palms of Carrollwood
  Shopping Center
Tampa, FL                        $1,538,870               1984     12/28/89             30 Years

Yokohama Tire Warehouse
Louisville, KY                    1,853,590               1991      7/17/91             30 Years

Purina Mills Distribution
  Building
St. Louis, MI                       726,602               1991     12/27/91             30 Years

Allmetal Distribution Building
Carrollton, TX                      266,982               1987       3/6/92             30 Years

Stone Container Building
Cincinnati, OH                      308,354               1991      3/16/92             30 Years

Business Center at Pureland
Bridgeport, NJ                      784,303               1989      3/27/92             30 Years
                                 ----------
                                 $5,478,701
                                 ==========

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

                                     JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                                              (A Massachusetts Limited Partnership)

                                                     SCHEDULE III (continued)

                                             REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                   Year Ended December 31, 1997


(2) The Partnership's properties' aggregate cost for federal income tax purposes at December 31, 1997 are as follows:

     Property                                                 Amount
     --------                                                -------
     Palms of Carrollwood Shopping Center                $12,487,470
     Yokohama Tire Warehouse                               9,352,221
     Purina Mills Distribution Building                    4,203,406
     Allmetal Distribution Building                        1,636,050
     Stone Container                                       2,088,804
     Business Center at Pureland                           5,164,638
                                                         -----------
                                                         $34,932,589
                                                         ===========

     The Partnership's aggregate cost for federal income tax purposes may differ from the aggregate cost for Financial Statement purposes.
     The tax basis excludes property write-downs which were recognized for Financial Statement purposes.

(3)  Reconciliation of Real Estate and Accumulated Depreciation:

                                                                  Years Ended December 31,
                                                              1997           1996            1995
                                                              ----           ----            ----
          Investment in Real Estate

          Balance at beginning of year                     $33,353,075    $33,353,075    $33,353,075
            Other acquisitions                                       -              -              -
            Adjustment to purchase price                             -              -              -
                                                           -----------    -----------    -----------
          Balance at end of year                           $33,353,075    $33,353,075    $33,353,075
                                                           ===========    ===========    ===========

          Accumulated Depreciation

          Balance at beginning of year                      $4,649,036     $3,819,371     $2,989,706
            Additions charged to costs and expenses            829,665        829,665        829,665
                                                            ----------     ----------     ----------
          Balance at end of year                            $5,478,701     $4,649,036     $3,819,371
                                                            ==========     ==========     ==========