Form 10-Q
period 1998-03-31
HANCOCK JOHN REALTY INCOME FUND III LIMITED PARTNERSHIP
filed 1998-05-15
CIK 842741

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED       March 31, 1998
                               -------------------------------------------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM         N/A
                               -------------------------------------------------

COMMISSION FILE NUMBER               0-18563
                       ---------------------------------------------------------

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         Massachusetts                                  04-3025607
-------------------------------             ------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

                     200 Clarendon Street, Boston, MA 02116
--------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                 (800) 722-5457
--------------------------------------------------------------------------------
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:

                                       N/A
--------------------------------------------------------------------------------
         (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
                               SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                         Yes  X        No
                                             ---          ---

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                                      INDEX


PART I:   FINANCIAL INFORMATION                                             PAGE

          Item 1   -  Financial Statements:

                      Balance Sheets at March 31, 1998 and
                      December 31, 1997                                        3

                      Statements of Operations for the Three
                      Months Ended March 31, 1998 and 1997                     4

                      Statements of Partners' Equity for the
                      Three Months Ended March 31, 1998 and
                      for the Year Ended December 31, 1997                     5

                      Statements of Cash Flows for the Three
                      Months Ended March 31, 1998 and 1997                     6

                      Notes to Financial Statements                         7-12

          Item 2      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations        13-17


PART II:  OTHER INFORMATION                                                   18

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                          MARCH 31,             DECEMBER 31,
                                                             1998                   1997
                                                         -----------            ------------


Cash and cash equivalents                                $ 2,689,631            $ 2,505,729
Restricted cash                                              111,639                110,056
Other assets                                                 260,974                287,958

Investment in joint venture                                7,281,182              7,349,298

Investment in property:
      Land                                                 8,410,535              8,410,535
      Building and improvements                           24,942,540             24,942,540
                                                         -----------            -----------
                                                          33,353,075             33,353,075
      Less: accumulated depreciation                       5,686,115              5,478,701
                                                         -----------            -----------
                                                          27,666,960             27,874,374
Deferred expenses, net of accumulated
      amortization of $1,460,795 in 1998 and
      $1,373,339 in 1997                                   1,386,988              1,467,784
                                                         -----------            -----------

           Total assets                                  $39,397,374            $39,595,199
                                                         ===========            ===========


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
      Accounts payable and accrued expenses              $   253,574            $   212,129
      Accounts payable to affiliates                         132,497                131,445
                                                         -----------            -----------

           Total liabilities                                 386,071                343,574

Partners' equity/(deficit):
      General partner's                                      (51,006)               (52,449)
      Limited partners'                                   39,062,309             39,304,074
                                                         -----------            -----------

           Total partners' equity                         39,011,303             39,251,625
                                                         -----------            -----------

           Total liabilities and partners' equity        $39,397,374            $39,595,199
                                                         ===========            ===========



                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                        1998             1997
                                                     ----------       ----------

Income:

      Rental income                                  $  907,535       $  907,242
      Income from joint venture                         191,122          188,537
      Interest income                                    32,894           32,193
                                                     ----------       ----------
           Total income                               1,131,551        1,127,972

Expenses:

      Depreciation                                      207,416          207,416
      General and administrative expenses                56,219          117,354
      Amortization of deferred expenses                  87,456           90,514
      Property operating expenses                        59,776           62,766
                                                     ----------       ----------

           Total expenses                               410,867          478,050
                                                     ----------       ----------

           Net income                                $  720,684       $  649,922
                                                     ==========       ==========

Allocation of net income:

      General Partner                                $   48,953       $   46,040
      John Hancock Limited Partner                       73,443           69,562
      Investors                                         598,288          534,320
                                                     ----------       ----------
                                                     $  720,684       $  649,922
                                                     ==========       ==========

Net Income per Unit                                  $      .30       $     0.22
                                                     ==========       ==========





                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' EQUITY
                                   (UNAUDITED)

                      THREE MONTHS ENDED MARCH 31, 1998 AND
                          YEAR ENDED DECEMBER 31, 1997




                                                              GENERAL               LIMITED
                                                              PARTNER               PARTNERS                  TOTAL
                                                             ---------             -----------             -----------

Partners' equity/(deficit) at January 1, 1997
   (2,415,234 Units outstanding)                             $ (43,423)            $40,559,468             $40,516,045

Less: Cash distributions                                      (192,201)             (3,651,826)             (3,844,027)

Add:  Net income                                               183,175               2,396,432               2,579,607
                                                             ---------             -----------             -----------

Partners' equity/(deficit) at December 31, 1997
      (2,415,234 Units outstanding)                            (52,449)             39,304,074              39,251,625

Less: Cash distributions                                       (48,050)               (912,956)               (961,006)

Add:  Net income                                                49,493                 671,191                 720,684

Partners' equity/(deficit) at March 31, 1998
   (2,415,234 Units outstanding)                             $ (51,006)            $39,062,309             $39,011,303
                                                             =========             ===========             ===========






                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                       1998               1997
                                                                    ----------         ----------

Operating activities:
      Net income                                                    $  720,684         $  649,922

      Adjustments to reconcile net income to net cash provided by operating activities:

           Depreciation                                                207,416            207,416
           Amortization of deferred expenses                            87,456             90,514
           Cash distributions over equity
                in income from joint venture                            68,117             55,338
                                                                    ----------         ----------
                                                                     1,083,673          1,003,190

      Changes in operating assets and liabilities:
           Increase in restricted cash                                  (1,583)            (3,375)
           Decrease/(increase) in other assets                          26,981            (33,446)
           Decrease/(increase) in accounts payable and
             accrued expenses                                           41,456             (8,208)
           Increase in accounts payable to affiliates                    1,052             32,232
                                                                    ----------         ----------
                Net cash provided by operating activities            1,151,579            990,393

Investing activities:
        Acquisition of deferred expenses                                (6,660)           (23,027)
                                                                    ----------         ----------
                Net cash used in investing activities                   (6,660)           (23,027)

Financing activities:
      Cash distributed to Partners                                    (961,006)          (961,006)
                                                                    ----------         ----------
                Net cash used in financing activities                 (961,006)          (961,006)
                                                                    ----------         ----------

                Net increase in cash and cash equivalents              183,902              6,360

                Cash and cash equivalents at beginning
                  of year                                            2,505,729          2,663,859
                                                                    ----------         ----------

                Cash and cash equivalents at end
                  of period                                         $2,689,631         $2,670,219
                                                                    ==========         ==========




                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.         ORGANIZATION OF PARTNERSHIP

           John Hancock Realty Income Fund-III Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on November 4, 1988. As of March 31, 1998, the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-III Assignor, Inc. (the "Assignor Limited Partner"); and 2,490 Unitholders (the "Investors"). The Assignor Limited Partner holds five Investor Limited Partnership Interests for its own account and 2,415,229 Assignee Units (the "Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,100, representing capital contributions of $1,000 from the General Partner, $1,000 from the John Hancock Limited Partner, and $100 from the Assignor Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Units at $20 per unit. During the offering period, which terminated on February 15, 1991, 2,415,229 Units were sold and the John Hancock Limited Partner made additional capital contributions of $3,863,366. There were no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

2.         SIGNIFICANT ACCOUNTING POLICIES

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997.

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

           The net income per Unit for the three months ended March 31, 1998 and 1997 is calculated by dividing the Investors' share of net income by the number of Units outstanding at the end of such periods.


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

4.         TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

           Fees, commissions and other costs incurred or paid by the General Partner or its Affiliates during the three months ended March 31, 1998 and 1997, and to which the General Partner or its Affiliates are entitled to reimbursement from the Partnership were $36,970 and $114,858, respectively.

           The Partnership provides indemnification to the General Partner and its Affiliates for any acts or omissions of the General Partner or such Affiliate in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described in
           Note 9. Accordingly, included in the Statement of Operations for the three months ended March 31, 1998 and 1997 are $3,462 and $31,579, respectively, representing the Partnership's share of costs incurred by the General Partner and its Affiliates relating to the class action complaint. Through March 31, 1998, the Partnership has accrued a total of $99,029 as its share of the costs incurred by the General Partner and its Affiliates resulting from this matter.

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

5.         INVESTMENT IN PROPERTY

           Investment in property at cost, less any write-downs, consists of managed, fully-operating, commercial real estate as follows:

                                                                   March 31, 1998       December 31, 1997
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

           On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership which owns and operates the Quince Orchard Corporate Center, a three-story office building and related land and improvements located in Gaithersburg, Maryland. The partnership agreement of QOCC-1 Associates provides that the Affiliated Joint Venture contribute 95% of any required additional capital contributions. Of the cumulative total invested capital in QOCC-1 Associates at March 31, 1998, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

           Net cash flow from QOCC-1 Associates is distributed in the following order of priority: (i) to the payment of all debts and liabilities of QOCC-1 Associates and to fund reserves deemed reasonably necessary;
           ii), to the partners in proportion to their respective invested capital until each has received a 9% return on invested capital and
           iii) the balance, if any, to the partners in proportion to their interests. Prior to 1996, QOCC-1 Associates had not provided the partners with a return in excess of 9% on their invested capital. During 1997 and 1996, the partners received returns on invested capital of approximately 12%.

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

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

7.         DEFERRED EXPENSES

           Deferred expenses consist of the following:

                                                                       Unamortized                   Unamortized
                                                                       Balance At                    Balance At
           Description                                               March 31, 1998               December 31, 1997
           -----------                                               --------------               -----------------

           $152,880 of acquisition fees for
           investment in the Affiliated Joint
           Venture.  This amount is amortized
           over a period of 31.5 years.                                 $  108,189                    $  109,402

           $1,119,446 of tenant improvements.  These
           amounts are amortized over the terms
           of the leases to which they relate.                             744,394                       775,877

           $501,837 of lease commissions.  These
           amounts are amortized over the terms
           of the leases to which they relate.                             381,031                       390,787

           $1,073,621 of acquisition fees paid to the
           General Partner.  This amount is amortized
           over a period of eighty-four months.                            153,374                       191,718
                                                                        ----------                    ----------
                                                                        $1,386,988                    $1,467,784
                                                                        ==========                    ==========

8.         FEDERAL INCOME TAXES

           A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                              Three Months Ended March 31,
                                                                            1998                          1997
                                                                          --------                      --------
                Net income per Statements of Operations                   $720,684                      $649,922

                Add/(less):   Excess of book depreciation                   34,798                        34,864
                                 over tax depreciation
                              Excess of book amortization
                                 over tax amortization                      46,546                        46,858
                              Other income                                   3,847                        (4,252)
                                                                          --------                      --------

                Net income for federal income tax purposes                $805,875                      $727,392
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

           The Partnership has incurred an aggregate of approximately $248,000 in legal expenses in connection with this matter. Of this amount, approximately $149,000 relates to the Partnership's own defense and approximately $99,000 relates to indemnification of the General Partner and its affiliates for their defense. These expenses are funded from the operations of the Partnership.

           At the present time, the General Partner can not estimate the aggregate amount of legal expenses and indemnification claims to be incurred and their impact on the Partnership's Financial Statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements.

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

IMPACT OF YEAR 2000

The General Partner and John Hancock Mutual Life Insurance Company, the General Partner's ultimate parent (together, "John Hancock") along with the Partnership, have developed a plan to modify or replace significant portions of the Partnership's computer information and automated technologies so that its systems will function properly with respect to the dates in the year 2000 and thereafter. The Partnership presently believes that with modifications to existing systems and conversions to new technologies, the year 2000 will not pose significant operational problems for its computer systems. However, if certain modifications and conversions are not made, or are not completed timely, the year 2000 issue could have an adverse impact on the operations of the Partnership.

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

FORWARD-LOOKING STATEMENTS

In addition to historical information, certain statements contained herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in this Report and include statements regarding the intent, belief or expectations of the General Partner with respect to, among other things, the prospective sale of Partnership properties, repayment of mortgage loans, actions that would be taken in the event of lack of liquidity, unanticipated leasing costs, repair and maintenance expenses, distributions to the General Partner and to Investors, the possible effects of tenants vacating space at Partnership properties, the absorption of existing retail space in certain geographical areas, and the impact of inflation.

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

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Partnership had $2,689,631 in cash and cash equivalents and $111,639 in restricted cash.

The Partnership has a working capital reserve with a current balance of approximately 3.5% of the offering proceeds. The General Partner anticipates that such amount will be sufficient to satisfy the Partnership's general liquidity requirements. The Partnership's liquidity would, however, be materially adversely affected if there were a significant reduction in revenues or significant unanticipated operating costs (including but not limited to litigation expenses), unanticipated leasing costs or unanticipated capital expenditures. If any or all of these events were to occur, to the extent that the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its affiliates, or the sale or financing of Partnership investments.

During the three months ended March 31, 1998, cash from working capital reserves in the aggregate amount of $6,660 was used for the payment of leasing costs incurred at the Palms of Carrollwood Shopping Center ("Palms of Carrollwood") property. The General Partner anticipates that the Partnership will incur an aggregate of approximately $285,000 of additional leasing costs during the remainder of 1998, substantially all of which would be incurred at Palms of Carrollwood. The General Partner anticipates that the current balance in the working capital reserve should be sufficient to pay such leasing costs.

During the three months ended March 31, 1998, approximately $6,000 of cash generated from the Partnership's operations was used to fund non-recurring maintenance and repair expenses incurred at Palms of Carrollwood and Business Center at Pureland properties. The General Partner anticipates that the Partnership will incur additional non-recurring repair and maintenance expenses of approximately $182,000 at its properties during the remainder of 1998. These additional expenses will be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

Cash in the amount of $961,006, generated from the Partnership's operations, was distributed to the General Partner, the John Hancock Limited Partner and the Investors during the three months ended March 31, 1998. These amounts were distributed in accordance with the Partnership Agreement and were allocated as follows:

Investors                                               $845,330
John Hancock Limited Partner                              67,626
General Partner                                           48,050
                                                        --------
           Total                                        $961,006
                                                        ========

The Partnership has incurred approximately $248,000 in legal expenses in connection with the class action lawsuit (see Part II, Item 1 of this Report). Of this amount, approximately $149,000 relates to the Partnership's own defense and approximately $99,000 relates to indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership. At the present time, the General Partner cannot estimate the aggregate amount of legal expenses and indemnification claims to be incurred and their impact on the Partnership's future operations. Liquidity would, however, be materially adversely affected by a significant increase in such legal expenses and related indemnification costs. If such increases were to occur, to the extent that cash from operations and the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its Affiliates, or the sale or financing of Partnership properties.

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

One of the anchor tenants at the Palms of Carrollwood vacated the property during June 1995. In July 1995, the General Partner secured a new anchor tenant to occupy this space under a lease commencing in November 1995. One current tenant's lease at the property contains a clause that makes reference to the situation in which the former anchor tenant ceases operations at the property. As a result of this clause, the tenant reduced its rental payments by 25% during November 1995. The Partnership brought an action against this tenant to obtain collection of 100% of the amounts due under the lease agreement. The tenant claimed that it had the right to pay the reduced rent for the remainder of the lease term until November 2004. During the first quarter of 1998, this action was heard in a Florida court. The court held orally in favor of the Partnership, ruling that the tenant had only a limited period of time (approximately six months) that it could pay the reduced rent. After that, the tenant must pay the full amount of rent specified in the lease. The General Partner expects a judgment and written ruling to be issued during the second quarter of 1998. The tenant may appeal the ruling upon issuance of the judgment. No assurances can be given that the Partnerhsip will ultimately recover amounts due under the lease pursuant to the ruling of the court.

At March 31, 1998, Palms of Carrollwood was 81% occupied. During the remainder of 1998, no significant leases are scheduled to expire. The General Partner will continue to offer competitive leasing packages in an effort to improve the property's occupancy.

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

During the first quarter of 1998, Purina Mills, Inc., ("PMI") the lessee at the Purina Mills Distribution Building, notified the Partnership of its intention to exercise its option to terminate the lease on December 1, 1998, in accordance with the terms of its lease agreement. PMI will be required to pay a lease termination fee in the approximate amount of $241,000. PMI had previously vacated the property and secured a tenant to sublease the space. The General Partner will attempt to secure a lease with the current subtenant as well as seek a replacement tenant for the building.

One of the tenants at the Business Center at Pureland, National Polystyrene Recycling Co., L.P., ("NPRC") ceased operations and vacated its space during the fourth quarter of 1997. NPRC is seeking to sublet this space. The Partnership continues to receive all rental payments due under the lease. The General Partner does not currently believe that there will be a materially adverse affect on the Partnership's liquidity resulting from NPRC vacating the property. The other tenant at the Business Center at Pureland, Forbo Wallcoverings, Inc. ("Forbo"), has a lease that expires on December 31, 1998. Forbo has indicated that it does not intend to renew its lease upon its expiration. Accordingly, the General Partner is seeking a replacement tenant for this space.

The Quince Orchard Corporate Center is occupied by Boehringer Mannheim Pharmaceuticals, Inc. under a ten-year lease which expires in February 2004. The tenant has two options under the lease agreement, one, to terminate the lease at the end of its seventy-sixth month of the lease, or June 2000, and, two, to extend the term of the lease for an additional five- year period. During the first quarter of 1998, Hoffman-LaRoche, Inc. received approval from the Federal Trade Commission to acquire Boehringer Mannheim Pharmaceuticals, Inc. As a result, Hoffman-LaRoche has informed the General Partner that it intends to terminate operations at the Quince Orchard Corporate Center and to exercise its right to terminate the lease in June 2000.

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Real estate conditions in the Washington D.C. area for office space similar to the Quince Orchard Corporate Center have improved recently. The supply of such office space has been unable to keep pace with the demand, resulting in a slight increase in market rents. Although this condition gives rise to new real estate development in the area, the General Partner does not anticipate that this new development will negatively impact the market and believes market conditions are likely to remain favorable through 1998.

The General Partner anticipates that the Partnership's warehouse properties and Affiliated Joint Venture investment should, in the aggregate, provide the Partnership with stable income performance during 1998.

The General Partner evaluated the carrying value of each of the Partnership's properties and its investment in the Affiliated Joint Venture as of December 31, 1997 by comparing such carrying value to the related property's future undiscounted cash flows and the then most recent internal appraisal in order to determine whether a permanent impairment in value existed. Based upon such evaluations, the General Partner determined that no permanent impairment in values existed and, therefore, no write-downs were recorded as of December 31, 1997.

The General Partner will continue to conduct property valuations, using internal or independent appraisals, in order to determine whether a permanent impairment in value exists on any of the Partnership's properties.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1998 was $720,684, as compared to net income of $649,922 for the same period in 1997, representing an increase of in net income of 11%. This increase in net income is primarily due to a decline in legal fees incurred in connection with the class action lawsuit (described in Item 1 of Part II of this Report).

Average occupancy for the Partnership's investments was as follows:

                                                                   Three Months Ended March 31,
                                                                       1998           1997
                                                                       ----           ----
       Palms of Carrollwood Shopping Center                             81%            79%
       Quince Orchard Corporate Center (Affiliated Joint Venture)      100%           100%
       Yokohama Tire Warehouse                                         100%           100%
       Purina Mills Distribution Building                              100%           100%
       Allmetal Distribution Building                                  100%           100%
       Stone Container Building                                        100%           100%
       Business Center at Pureland                                     100%           100%

General and administrative expenses for the quarter ended March 31, 1998 decreased by $61,135 or 52%, primarily due to a decrease in legal fees incurred by the Partnership in connection with the class action complaint (see Part II, Item 1 of this Report). Excluding such legal fees, general and administrative expenses were consistent between periods

The General Partner believes that inflation has had no significant impact on the Partnership's income from operations during the three months ended March 31, 1998, and the General Partner anticipates that it will not have a significant impact during the remainder of 1998.

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CASH FLOW

The following table provides the calculations of Cash from Operations and Distributable Cash from Operations, which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                           Three Months Ended March 31,
                                                          1998                      1997
                                                       ----------                ----------
       Net cash provided by operating
            activities (a)                             $1,151,579                $  990,393
       Net change in operating assets
            and liabilities (a)                                                      12,797
                                                       ----------                ----------
       Net cash provided by operations (a)              1,083,673                 1,003,190
       Increase in working capital reserves              (122,627)                  (42,184)
                                                                                 ----------
       Cash from operations (b)                           961,006                   961,006
       Decrease in working capital reserves                     -                         -
                                                       ----------                ----------
       Distributable cash from operations (b)          $  961,006                $  961,006
                                                       ==========                ==========

       Allocation to General Partner                   $   48,050                $   48,050
       Allocation to John Hancock Limited Partner          67,626                    67,626
       Allocation to Investors                            845,330                   845,330
                                                       ----------                ----------
                                                       $  961,006                $  961,006
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

During the second quarter of 1998, the Partnership will make a cash distribution in the amount of $961,006 to the General Partner and Limited Partners. This amount is allocated 5% to the General Partner and 95% to the Limited Partners, in accordance with the Partnership Agreement. Of the amount to be distributed to the Limited Partners, the Investors will receive $845,330 and the John Hancock Limited Partner will receive $67,626. Such amounts represent a 7% annualized return on Limited Partners' Invested Capital.

The source of future cash distributions is dependent upon cash generated by the Partnership's properties and the use of working capital reserves. The General Partner currently anticipates that the Partnership's Distributable Cash from Operations during each of the three remaining quarters of 1998 will be comparable to that generated during the first quarter of 1998.

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

ITEM 2.         CHANGES IN SECURITIES

                There were no changes in securities during the first quarter of 1998.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

                There were no defaults upon senior securities during the first quarter of 1998.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                There were no matters submitted to a vote of security holders of the Partnership during the first quarter of 1998.

ITEM 5.         OTHER INFORMATION


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                (a)     There are no exhibits to this report.
                (b) There were no Reports on Form 8-K filed during the first quarter of 1998.

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of May, 1998.


                                       John Hancock Realty Income Fund-III
                                       Limited Partnership


                                       By: John Hancock Realty Equities, Inc.,
                                           General Partner



                                         By: /s/ William M. Fitzgerald  5/15/98
                                             ----------------------------------
                                             William M. Fitzgerald, President



                                         By: /s/ Richard E. Frank  5/15/98
                                             ---------------------------------
                                             Richard E. Frank, Treasurer
                                             (Chief Accounting Officer)