Form 10-Q
period 1998-06-30
HANCOCK JOHN REALTY INCOME FUND III LIMITED PARTNERSHIP
filed 1998-08-14
CIK 842741

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                June 30, 1998
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     N/A
                               -------------------------------------------------

COMMISSION FILE NUMBER                          0-18563
                       ---------------------------------------------------------


             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         Massachusetts                                          04-3025607
-------------------------------                             -------------------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)


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

                           Yes  [X]     No  [ ]

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                                      INDEX


PART I:  FINANCIAL INFORMATION                                             PAGE

         Item 1 - Financial Statements:

                  Balance Sheets at June 30, 1998 and
                  December 31, 1997                                           3

                  Statements of Operations for the Three and Six
                  Months Ended June 30, 1998 and 1997                         4

                  Statements of Partners' Equity for the Six Months
                  Ended June 30, 1998 and for the Year Ended
                  December 31, 1997                                           5

                  Statements of Cash Flows for the Six Months Ended
                  June 30, 1998 and 1997                                      6

                  Notes to Financial Statements                            7-12

         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           13-17


PART II: OTHER INFORMATION                                                   18

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                         JUNE 30,          DECEMBER 31,
                                                          1998                1997
                                                       -----------         -----------

Cash and cash equivalents                              $ 3,022,117         $ 2,505,729
Restricted cash                                            111,639             110,056
Other assets                                               270,750             287,958

Investment in joint venture                              7,196,540           7,349,298

Investment in property:
     Land                                                8,410,535           8,410,535
     Building and improvements                          24,942,540          24,942,540
                                                       -----------         -----------
                                                        33,353,075          33,353,075
     Less: accumulated depreciation                      5,893,531           5,478,701
                                                       -----------         -----------
                                                        27,459,544          27,874,374
Deferred expenses, net of accumulated
     amortization of $1,557,233 in 1998
     and $1,373,339 in 1997                              1,302,054           1,467,784
                                                       -----------         -----------

         Total assets                                  $39,362,644         $39,595,199
                                                       ===========         ===========


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
     Accounts payable and accrued expenses             $   429,091         $   212,129
     Accounts payable to affiliates                        249,372             131,445
                                                       -----------         -----------

         Total liabilities                                 678,463             343,574

Partners' equity/(deficit):
     General partner's                                     (53,539)            (52,449)
     Limited partners'                                  38,737,720          39,304,074
                                                       -----------         -----------

         Total partners' equity                         38,684,181          39,251,625
                                                       -----------         -----------

         Total liabilities and partners' equity        $39,362,644         $39,595,199
                                                       ===========         ===========





                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                         JUNE 30,                        JUNE 30,
                                                -------------------------        -------------------------
                                                   1998          1997              1998            1997
                                                ----------     ----------        ----------     ----------

Income:

     Rental income                              $  916,053     $  894,526        $1,823,588     $1,801,768
     Income from joint venture                     200,849        186,172           391,971        374,709
     Interest income                                35,524         36,214            68,418         68,407
                                                ----------     ----------        ----------     ----------
         Total income                            1,152,426      1,116,912         2,283,977      2,244,884

Expenses:

     Depreciation                                  207,416        207,416           414,832        414,832
     General and administrative expenses           161,005         67,992           217,224        185,346
     Amortization of deferred expenses              96,438         91,477           183,894        181,991
     Property operating expenses                    53,683         50,069           113,459        112,835
                                                ----------     ----------        ----------     ----------

         Total expenses                            518,542        416,954           929,409        895,004
                                                ----------     ----------        ----------     ----------

         Net income                             $  633,884     $  699,958        $1,354,568     $1,349,880
                                                ==========     ==========        ==========     ==========

Allocation of net income:

     General Partner                            $   46,057     $   48,659        $   95,010     $   94,699
     John Hancock Limited Partner                   69,874         73,291           143,317        142,853
     Investors                                     517,953        578,008         1,116,241      1,112,328
                                                ----------     ----------        ----------     ----------
                                                $  633,884     $  699,958        $1,354,568     $1,349,880
                                                ==========     ==========        ==========     ==========

Net Income per Unit                             $     0.21     $     0.24        $     0.46     $     0.46
                                                ==========     ==========        ==========     ==========














                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)



                         STATEMENTS OF PARTNERS' EQUITY
                                   (UNAUDITED)

                       SIX MONTHS ENDED JUNE 30, 1998 AND
                          YEAR ENDED DECEMBER 31, 1997


                                                        GENERAL         LIMITED
                                                        PARTNER         PARTNERS            TOTAL
                                                       ---------       -----------       -----------

Partners' equity/(deficit) at January 1, 1997
     (2,415,234 Units outstanding)                     $ (43,423)      $40,559,468       $40,516,045

Less: Cash distributions                                (192,201)       (3,651,826)       (3,844,027)

Add: Net income                                          183,175         2,396,432         2,579,607
                                                       ---------       -----------       -----------

Partners' equity/(deficit) at December 31, 1997
     (2,415,234 Units outstanding)                       (52,449)       39,304,074        39,251,625

Less: Cash distributions                                 (96,100)       (1,825,912)       (1,922,012)

Add: Net income                                           95,010         1,259,558         1,354,568
                                                       ---------       -----------       -----------

Partners' equity/(deficit) at June 30, 1998
     (2,415,234 Units outstanding)                     $ (53,539)      $38,737,720       $38,684,181
                                                       =========       ===========       ===========














                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                  1998                 1997
                                                               -----------         -----------

Operating activities:
     Net income                                                $ 1,354,568         $ 1,349,880

     Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                              414,832             414,832
         Amortization of deferred expenses                         183,894             181,991
         Cash distributions over equity
              in income from joint venture                         152,758              65,166
                                                               -----------         -----------
                                                                 2,106,052           2,011,869

     Changes in operating assets and liabilities:
         Increase in restricted cash                                (1,583)             (5,697)
         Decrease/(increase) in other assets                        17,208             (74,128)
         Decrease/(increase) in accounts payable and
           accrued expenses                                        216,962              46,114
         Increase in accounts payable to affiliates                117,927              27,281
                                                               -----------         -----------
              Net cash provided by operating activities          2,456,566           2,005,439

Investing activities:
       Acquisition of deferred expenses                            (18,166)            (34,532)
                                                               -----------         -----------
              Net cash used in investing activities                (18,166)            (34,532)

Financing activities:
     Cash distributed to Partners                               (1,922,012)         (1,922,013)
                                                               -----------         -----------
              Net cash used in financing activities             (1,922,012)         (1,922,013)
                                                               -----------         -----------

              Net increase in cash and cash equivalents            516,388              48,894

              Cash and cash equivalents at beginning
                of year                                          2,505,729           2,663,859
                                                               -----------         -----------

              Cash and cash equivalents at end
                of period                                      $ 3,022,117         $ 2,712,753
                                                               ===========         ===========









                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       ORGANIZATION OF PARTNERSHIP

         John Hancock Realty Income Fund-III Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on November 4, 1988. As of June 30, 1998, the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-III Assignor, Inc. (the "Assignor Limited Partner"); and 2,411 Unitholders (the "Investors"). The Assignor Limited Partner holds five Investor Limited Partnership Interests for its own account and 2,415,229 Assignee Units (the "Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,100, representing capital contributions of $1,000 from the General Partner, $1,000 from the John Hancock Limited Partner, and $100 from the Assignor Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Units at $20 per unit. During the offering period, which terminated on February 15, 1991, 2,415,229 Units were sold and the John Hancock Limited Partner made additional capital contributions of $3,863,366. There were no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

2.       SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997.

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

         The net income per Unit for the six months ended June 30, 1998 and 1997 is calculated by dividing the Investors' share of net income by the number of Units outstanding at the end of such periods.


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

4.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         Fees, commissions and other costs incurred or paid by the General Partner or its Affiliates during the six months ended June 30, 1998 and 1997, and to which the General Partner or its Affiliates are entitled to reimbursement from the Partnership were $69,361 and $155,959, respectively.

         The Partnership provides indemnification to the General Partner and its Affiliates for any acts or omissions of the General Partner or such Affiliate in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described in Note 9. Accordingly, included in the Statement of Operations for the six months ended June 30, 1998 and 1997 are $39,896 and $38,173, respectively, representing the Partnership's share of costs incurred by the General Partner and its Affiliates relating to the class action complaint. Through June 30, 1998, the Partnership has accrued a total of $135,463 as its share of the costs incurred by the General Partner and its Affiliates resulting from this matter.

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

5.       INVESTMENT IN PROPERTY

         Investment in property at cost, less any write-downs, consists of managed, fully-operating, commercial real estate as follows:

                                                            June 30, 1998         December 31, 1997
                                                            -------------         -----------------

              Palms of Carrollwood Shopping Center           $10,930,578              $10,930,578
              Yokohama Tire Warehouse                          9,352,221                9,352,221
              Purina Mills Distribution Building               4,203,406                4,203,406
              Allmetal Distribution Building                   1,636,050                1,636,050
              Stone Container Building                         2,088,804                2,088,804
              Business Center at Pureland                      5,142,016                5,142,016
                                                             -----------              -----------
                                                             $33,353,075              $33,353,075
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

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


7.       DEFERRED EXPENSES

         Deferred expenses consist of the following:

                                                              Unamortized        Unamortized
                                                              Balance At         Balance At
         Description                                         June 30, 1998    December 31, 1997
         -----------                                         -------------    -----------------

         $152,880 of acquisition fees for
         investment in the Affiliated Joint
         Venture. This amount is amortized
         over a period of 31.5 years.                         $  106,976         $  109,402

         $1,119,446 of tenant improvements. These
         amounts are amortized over the terms
         of the leases to which they relate.                     709,072            775,877

         $501,837 of lease commissions. These
         amounts are amortized over the terms
         of the leases to which they relate.                     370,976            390,787

         $1,073,621 of acquisition fees paid to the
         General Partner. This amount is amortized
         over a period of eighty-four months.                    115,030            191,718
                                                              ----------         ----------
                                                              $1,302,054         $1,467,784
                                                              ==========         ==========


8.       FEDERAL INCOME TAXES

         A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                           Six Months Ended June 30,
                                                                           -------------------------
                                                                              1998           1997
                                                                           ----------     ----------

              Net income per Statements of Operations                      $1,354,568     $1,349,880

              Add/(less):      Excess of book depreciation
                                  over tax depreciation                        69,596         69,728
                               Excess of book amortization
                                  over tax amortization                        93,092         94,460
                               Other income                                     7,694         (8,504)
                                                                           ----------     ----------

              Net income for federal income tax purposes                   $1,524,950     $1,505,564
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

         The Partnership has incurred an aggregate of approximately $338,000 in legal expenses in connection with this matter. Of this amount, approximately $203,000 relates to the Partnership's own defense and approximately $135,000 relates to indemnification of the General Partner and its affiliates for their defense. These expenses are funded from the operations of the Partnership.

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

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Partnership had $3,022,117 in cash and cash equivalents and $111,639 in restricted cash.

The Partnership has a working capital reserve with a current balance of approximately 3.6% of the offering proceeds. The General Partner anticipates that such amount will be sufficient to satisfy the Partnership's general liquidity requirements. The Partnership's liquidity would, however, be materially adversely affected if there were a significant reduction in revenues or significant unanticipated operating costs (including but not limited to litigation expenses), unanticipated leasing costs or unanticipated capital expenditures. If any or all of these events were to occur, to the extent that the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its affiliates, or the sale or financing of Partnership investments.

During the six months ended June 30, 1998, cash from working capital reserves in the aggregate amount of $18,166 was used for the payment of leasing costs incurred at the Palms of Carrollwood Shopping Center ("Palms of Carrollwood") property. The General Partner anticipates that the Partnership will incur an aggregate of approximately $273,000 of additional leasing costs during the remainder of 1998, substantially all of which would be incurred at Palms of Carrollwood. The General Partner anticipates that the current balance in the working capital reserve should be sufficient to pay such leasing costs.

During the six months ended June 30, 1998, approximately $19,000 of cash generated from the Partnership's operations was used to fund non-recurring maintenance and repair expenses incurred at Palms of Carrollwood and Business Center at Pureland properties. The General Partner anticipates that the Partnership will incur additional non-recurring repair and maintenance expenses of approximately $169,000 at its properties during the remainder of 1998. These additional expenses will be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

Cash in the amount of $1,922,012, generated from the Partnership's operations, was distributed to the General Partner, the John Hancock Limited Partner and the Investors during the six months ended June 30, 1998. These amounts were distributed in accordance with the Partnership Agreement and were allocated as follows:


Investors                                                         $1,690,660
John Hancock Limited Partner                                         135,252
General Partner                                                       96,100
                                                                  ----------
         Total                                                    $1,922,012



The Partnership has incurred approximately $338,000 in legal expenses in connection with the class action lawsuit (see Part II, Item 1 of this Report). Of this amount, approximately $203,000 relates to the Partnership's own defense and approximately $135,000 relates to indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership. At the present time, the General Partner cannot estimate the aggregate amount of legal expenses and indemnification claims to be incurred and their impact on the Partnership's future operations. Liquidity would, however, be materially adversely affected by a significant increase in such legal expenses and related indemnification costs. If such increases were to occur, to the extent that cash from operations and the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its Affiliates, or the sale or financing of Partnership properties.

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

One of the anchor tenants at the Palms of Carrollwood vacated the property during June 1995. In July 1995, the General Partner secured a new anchor tenant to occupy this space under a lease commencing in November 1995. One current tenant's lease at the property contains a clause that makes reference to the situation in which the former anchor tenant ceases operations at the property. As a result of this clause, the tenant reduced its rental payments by 25% during November 1995. The Partnership brought an action against this tenant to obtain collection of 100% of the amounts due under the lease agreement. The tenant claimed that it had the right to pay the reduced rent for the remainder of the lease term until November 2004. During the first quarter of 1998, this action was heard in a Florida court. The court held in favor of the Partnership, ruling that the tenant had only a limited period of time (approximately six months) that it could pay the reduced rent. After that, the tenant must pay the full amount of rent specified in the lease. A judgment and written ruling were issued during the second quarter of 1998. The tenant has taken steps to appeal the ruling. No assurances can be given that the Partnership will ultimately recover amounts due under the lease pursuant to the ruling of the court.

At June 30, 1998, Palms of Carrollwood was 81% occupied. During the remainder of 1998, no significant leases are scheduled to expire. The General Partner will continue to offer competitive leasing packages in an effort to improve the property's occupancy.

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

During the third quarter of 1997, Allmetal, Inc., the sole tenant at the Allmetal Distribution Building, extended the term of its lease through August 2008. As a result of this lease extension and the current favorable conditions of the Carrollton, Texas real estate market, the Allmetal Distribution Building was listed for sale by the General Partner during June, 1998.

During June 1998, the General Partner listed the Stone Container Building for sale because of the long-term lease with the sole tenant at the property and current favorable conditions in the Cincinnati real estate market.

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

RESULTS OF OPERATIONS

Net income for the six months ended June 30, 1998 was $1,354,568, as compared to net income of $1,349,880 for the same period in 1997.

Average occupancy for the Partnership's investments was as follows:

                                                                       Six Months Ended June 30,
                                                                       ------------------------
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


General and administrative expenses for the period ended June 30, 1998 increased by $31,878 or 17%, primarily due to an increase in legal fees incurred by the Partnership in connection with the class action complaint (see Part II, Item 1 of this Report). Excluding such legal fees, general and administrative expenses were consistent between periods.

The General Partner believes that inflation has had no significant impact on the Partnership's income from operations during the six months ended June 30, 1998, and the General Partner anticipates that it will not have a significant impact during the remainder of 1998.

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CASH FLOW

The following table provides the calculations of Cash from Operations and Distributable Cash from Operations, which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                           Six Months Ended March 31,
                                                        ------------------------------
                                                           1998                1997
                                                        -----------         ----------

      Net cash provided by operating
          activities (a)                                $ 2,456,566         $2,005,439
      Net change in operating assets
          and liabilities (a)                               350,514              6,430
                                                        -----------         ----------
      Net cash provided by operations (a)                 2,106,052          2,011,869
      Increase in working capital reserves                 (184,038)           (89,855)
                                                        -----------         ----------
      Cash from operations (b)                           (1,922,014)         1,922,014
      Decrease in working capital reserves                       --                 --
                                                        -----------         ----------
      Distributable cash from operations (b)            $ 1,922,014         $1,922,014
                                                        ===========         ==========

      Allocation to General Partner                     $    96,101         $   96,101
      Allocation to John Hancock Limited Partner            135,253            135,253
      Allocation to Investors                             1,690,660          1,690,660
                                                        -----------         ----------
                                                        $ 1,922,014         $1,922,014
                                                        ===========         ==========


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

During the third quarter of 1998, the Partnership will make a cash distribution in the amount of $961,007 to the General Partner and Limited Partners. This amount is allocated 5% to the General Partner and 95% to the Limited Partners, in accordance with the Partnership Agreement. Of the amount to be distributed to the Limited Partners, the Investors will receive $845,330 and the John Hancock Limited Partner will receive $67,626. Such amounts represent a 7% annualized return on Limited Partners' Invested Capital.

The source of future cash distributions is dependent upon cash generated by the Partnership's properties and the use of working capital reserves. The General Partner currently anticipates that the Partnership's Distributable Cash from Operations during each of the two remaining quarters of 1998 will be comparable to that generated during the first two quarters of 1998.

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

ITEM 2.  CHANGES IN SECURITIES

         There were no changes in securities during the second quarter of 1998.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         There were no defaults upon senior securities during the second quarter of 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders of the Partnership during the second quarter of 1998.

ITEM 5.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      There are no exhibits to this report.

         (b) There were no Reports on Form 8-K filed during the second quarter of 1998.

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 1998.


                                   John Hancock Realty Income Fund-III
                                   Limited Partnership


                                   By:  John Hancock Realty Equities, Inc.,
                                        General Partner



                                   By:
                                       ----------------------------------------
                                       William M. Fitzgerald, President



                                   By:
                                       ----------------------------------------
                                       Richard E. Frank, Treasurer
                                       (Chief Accounting Officer)