Form 10-Q/A
period 1998-06-30
HANCOCK JOHN REALTY INCOME FUND III LIMITED PARTNERSHIP
filed 1998-08-18
CIK 842741

                                  FORM 10-Q/A

                                AMENDMENT NO. 1


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

                           Yes  [X]     No  [ ]



This amended filing is being submitted due at a typographical error on the Financial Data Schedule, Exhibit 27.

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 1998.



                                   John Hancock Realty Income Fund-III
                                   Limited Partnership


                                   By:  John Hancock Realty Equities, Inc.,
                                        General Partner



                                   By: /s/ William M. Fitzgerald
                                       ----------------------------------------
                                       William M. Fitzgerald, President



                                   By: /s/ Richard E. Frank
                                       ----------------------------------------
                                       Richard E. Frank, Treasurer
                                       (Chief Accounting Officer)