Form 10-Q
period 1998-09-30
HANCOCK JOHN REALTY INCOME FUND III LIMITED PARTNERSHIP
filed 1998-11-13
CIK 842741

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended                September 30, 1998
                                    --------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     N/A
                                    --------------------------------------------

     Commission file number                        0-18563
                            ----------------------------------------------------


             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Massachusetts                                          04-3025607
-------------------------------                             --------------------
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


                              Yes  [X]    No [ ]

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)




                                      INDEX


PART I:  FINANCIAL INFORMATION                                             PAGE

         Item 1 - Financial Statements:

                  Balance Sheets at September 30, 1998 and
                  December 31, 1997                                           3

                  Statements of Operations for the Three and
                  Nine Months Ended September 30, 1998 and 1997               4

                  Statements of Partners' Equity for the
                  Nine Months Ended September 30, 1998 and
                  for the Year Ended December 31, 1997                        5

                  Statements of Cash Flows for the Nine
                  Months Ended September 30, 1998 and 1997                    6

                  Notes to Financial Statements                            7-12

         Item 2   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           13-17


PART II: OTHER INFORMATION                                                   18

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                                   (UNAUDITED)


                                     ASSETS
                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         1998            1997
                                                     ------------     -----------

Cash and cash equivalents                            $ 3,182,199      $ 2,505,729
Restricted cash                                          131,639          110,056
Other assets                                             268,971          287,958

Property held for sale                                 3,293,636               --

Investment in joint venture                            7,206,936        7,349,298

Investment in property:
     Land                                              7,667,535        8,410,535
     Building and improvements                        21,960,686       24,942,540
                                                     -----------      -----------
                                                      29,628,221       33,353,075
     Less: accumulated depreciation                    5,379,751        5,478,701
                                                     -----------      -----------
                                                      24,248,470       27,874,374
Deferred expenses, net of accumulated
     amortization of $1,623,405 in 1998
     and $1,373,339 in 1997                              942,088        1,467,784
                                                     -----------      -----------

         Total assets                                $39,273,939      $39,595,199
                                                     ===========      ===========


                    LIABILITIES AND PARTNERS' EQUITY

Liabilities:
     Accounts payable and accrued expenses           $   481,085      $   212,129
     Accounts payable to affiliates                      200,102          131,445
                                                     -----------      -----------
         Total liabilities                               648,685          343,574

Partners' equity/(deficit):
     General partner's                                   (45,422)         (52,449)
     Limited partners'                                38,638,174       39,304,074
                                                     -----------      -----------

         Total partners' equity                       38,592,752       39,251,625
                                                     -----------      -----------

         Total liabilities and partners' equity      $39,273,939      $39,595,199
                                                     ===========      ===========






                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                                   1998          1997             1998          1997
                                                ----------    ----------        ----------    ----------

Income:

     Rental income                              $1,117,238    $  906,320        $2,940,826    $2,694,783
     Income from joint venture                     187,449       189,930           579,420       559,063
     Interest income                                39,760        38,997           108,178       106,378
                                                ----------    ----------        ----------    ----------
         Total income                            1,344,447     1,135,247         3,628,424     3,360,224

Expenses:

     Depreciation                                  183,006       207,416           597,838       622,248
     General and administrative expenses           125,249        85,589           342,473       237,312
     Amortization of deferred expenses              92,535        46,564           276,429       273,990
     Property operating expenses                    74,078        70,668           187,537       174,554
                                                ----------    ----------        ----------    ----------

         Total expenses                            474,868       410,237         1,404,277     1,308,104
                                                ----------    ----------        ----------    ----------

         Net income                             $  869,579    $  725,010        $2,224,147    $2,052,120
                                                ==========    ==========        ==========    ==========

Allocation of net income:

     General Partner                            $   56,167    $   49,598        $  151,177    $  143,448
     John Hancock Limited Partner                   83,516       121,062           226,833       216,259
     Investors                                     729,896       554,350         1,846,137     1,692,413
                                                ----------    ----------        ----------    ----------
                                                $  869,579    $  725,010        $2,224,147    $2,052,120
                                                ==========    ==========        ==========    ==========

Net Income per Unit                             $     0.29    $     0.23        $     0.76    $     0.70
                                                ==========    ==========        ==========    ==========









                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                         STATEMENTS OF PARTNERS' EQUITY
                                   (UNAUDITED)

                     SIX MONTHS ENDED SEPTEMBER 30, 1998 AND
                          YEAR ENDED DECEMBER 31, 1997




                                                         GENERAL            LIMITED
                                                         PARTNER            PARTNERS             TOTAL
                                                        ---------         -----------         -----------

Partners' equity/(deficit) at January 1, 1997
     (2,415,234 Units outstanding)                      $ (43,423)        $40,559,468         $40,516,045

Less: Cash distributions                                 (192,201)         (3,651,826)         (3,844,027)

Add: Net income                                           183,175           2,396,432           2,579,607
                                                        ---------         -----------         -----------

Partners' equity/(deficit) at December 31, 1997
     (2,415,234 Units outstanding)                        (52,449)         39,304,074          39,251,625

Less: Cash distributions                                 (144,150)         (2,738,870)         (2,883,020)

Add: Net income                                           151,177           2,072,970           2,224,147
                                                        ---------         -----------         -----------

Partners' equity/(deficit) at September 30, 1998
     (2,415,234 Units outstanding)                      $ (45,422)        $38,638,174         $38,592,752
                                                        =========         ===========         ===========








                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                           NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                          1998             1997
                                                                       -----------     -----------

Operating activities:
     Net income                                                        $ 2,224,147     $ 2,052,120

     Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                      597,838         622,248
         Amortization of deferred expenses                                 276,429         273,990
         Cash distributions over equity
              in income from joint venture                                 142,362         172,166
                                                                       -----------     -----------
                                                                         3,240,776       3,120,920

     Changes in operating assets and liabilities:
         Increase in restricted cash                                       (21,583)            503)
         Decrease/(increase) in other assets                                18,987         (96,493)
         Decrease/(increase) in accounts payable and
           accrued expenses                                                268,956         264,794
         Increase in accounts payable to affiliates                         68,657          25,182
                                                                       -----------     -----------
              Net cash provided by operating activities                  3,575,793       3,314,906

Investing activities:
       Acquisition of deferred expenses                                    (16,303)       (216,618)
                                                                       -----------     -----------
              Net cash used in investing activities                        (16,303)       (216,618)

Financing activities:
     Cash distributed to Partners                                       (2,883,020)     (2,883,020)
                                                                       -----------     -----------
              Net cash used in financing activities                     (2,883,020)     (2,883,020)
                                                                       -----------     -----------

              Net increase in cash and cash equivalents                    676,470         215,268

              Cash and cash equivalents at beginning of year             2,505,729       2,663,859
                                                                       -----------     -----------

              Cash and cash equivalents at end of period               $ 3,182,199     $ 2,879,127
                                                                       ===========     ===========









                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   ORGANIZATION OF PARTNERSHIP

     John Hancock Realty Income Fund-III Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on November 4, 1988. As of September 30, 1998, the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-III Assignor, Inc. (the "Assignor Limited Partner"); and 2,344 Unitholders (the "Investors"). The Assignor Limited Partner holds five Investor Limited Partnership Interests for its own account and 2,415,229 Assignee Units (the "Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,100, representing capital contributions of $1,000 from the General Partner, $1,000 from the John Hancock Limited Partner, and $100 from the Assignor Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Units at $20 per unit. During the offering period, which terminated on February 15, 1991, 2,415,229 Units were sold and the John Hancock Limited Partner made additional capital contributions of $3,863,366. There were no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

2.   SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997.

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

     The net income per Unit for the nine months ended September 30, 1998 and 1997 is calculated by dividing the Investors' share of net income by the number of Units outstanding at the end of such periods.


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

4.   TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

     Fees, commissions and other costs incurred or paid by the General Partner or its Affiliates during the nine months ended September 30, 1998 and 1997, and to which the General Partner or its Affiliates are entitled to reimbursement from the Partnership were $69,361 and $194,960, respectively.

     The Partnership provides indemnification to the General Partner and its Affiliates for any acts or omissions of the General Partner or such Affiliate in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described in Note 9. Accordingly, included in the Statement of Operations for the nine months ended September 30, 1998 and 1997 are $72,398 and $40,759, respectively, representing the Partnership's share of costs incurred by the General Partner and its Affiliates relating to the class action complaint. Through September 30, 1998, the Partnership has accrued a total of $167,965 as its share of the costs incurred by the General Partner and its Affiliates resulting from this matter.

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

5.   INVESTMENT IN PROPERTY

     Investment in property at cost, less any write-downs, consists of managed, fully-operating, commercial real estate as follows:


                                                   September 30, 1998   December 31, 1997
                                                   ------------------   -----------------

         Palms of Carrollwood Shopping Center          $10,930,578         $10,930,578
         Yokohama Tire Warehouse                         9,352,221           9,352,221
         Purina Mills Distribution Building              4,203,406           4,203,406
         Allmetal Distribution Building                         --           1,636,050
         Stone Container Building                               --           2,088,804
         Business Center at Pureland                     5,142,016           5,142,016
                                                       -----------         -----------
                                                       $29,628,221         $33,353,075
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

     During June 1998, the Stone Container Building and Allmetal Distribution Building were listed for sale. Accordingly, these properties are classified as "Property Held for Sale" on the Balance Sheet at September 30, 1998 at their carrying values, which are not in excess of their estimated fair values, less selling costs.

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

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


7.   DEFERRED EXPENSES

     Deferred expenses consist of the following:

                                                                     Unamortized         Unamortized
                                                                     Balance At          Balance At
         Description                                             September 30, 1998   December 31, 1997
         -----------                                             ------------------   -----------------

         $152,880 of acquisition fees for
         investment in the Affiliated Joint
         Venture. This amount is amortized
         over a period of 31.5 years.                                 $105,762          $  109,402

         $1,002,755 of tenant improvements. These
         amounts are amortized over the terms
         of the leases to which they relate.                           560,274             775,877

         $334,239 of lease commissions.  These
         amounts are amortized over the terms
         of the leases to which they relate.                           197,365             390,787

         $1,073,621 of acquisition fees paid to the
         General Partner. This amount is amortized
         over a period of eighty-four months.                           76,687             191,718
                                                                      --------          ----------
                                                                      $942,088          $1,467,784
                                                                      ========          ==========


8.   FEDERAL INCOME TAXES

     A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:


                                                            Nine Months Ended September 30,
                                                               1998                1997
                                                            ----------          ----------

       Net income per Statements of Operations              $2,224,147          $2,052,120

       Add/(less): Excess of book depreciation                 104,373             104,592
                      over tax depreciation
                   Excess of book amortization
                      over tax amortization                    143,431             141,814
                   Other income                                     --             (12,755)
                                                            ----------          ----------

       Net income for federal income tax purposes           $2,471,951          $2,285,771
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

     The Partnership has incurred an aggregate of approximately $420,000 in legal expenses in connection with this matter. Of this amount, approximately $252,000 relates to the Partnership's own defense and approximately $168,000 relates to indemnification of the General Partner and its affiliates for their defense. These expenses are funded from the operations of the Partnership.

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

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Partnership had $3,182,199 in cash and cash equivalents and $131,639 in restricted cash.

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

During the nine months ended September 30, 1998, cash from working capital reserves in the aggregate amount of $16,303 was used for the payment of leasing costs incurred at the Palms of Carrollwood Shopping Center ("Palms of Carrollwood") property. The General Partner anticipates that the Partnership will incur an aggregate of approximately $73,000 of additional leasing costs during the remainder of 1998, substantially all of which would be incurred at Palms of Carrollwood. The General Partner anticipates that the current balance in the working capital reserve should be sufficient to pay such leasing costs.

During the nine months ended September 30, 1998, approximately $24,000 of cash generated from the Partnership's operations was used to fund non-recurring maintenance and repair expenses incurred at Palms of Carrollwood and Business Center at Pureland properties. The General Partner anticipates that the Partnership will incur additional non-recurring repair and maintenance expenses of approximately $169,000 at its properties during the remainder of 1998. These additional expenses will be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

Cash in the amount of $2,883,020, generated from the Partnership's operations, was distributed to the General Partner, the John Hancock Limited Partner and the Investors during the nine months ended September 30, 1998. These amounts were distributed in accordance with the Partnership Agreement and were allocated as follows:


Investors                                                          $2,535,991
John Hancock Limited Partner                                          202,879
General Partner                                                       144,150
                                                                   ----------
         Total                                                     $2,883,020
                                                                   ==========


The Partnership has incurred approximately $420,000 in legal expenses in connection with the class action lawsuit (see Part II, Item 1 of this Report). Of this amount, approximately $252,000 relates to the Partnership's own defense and approximately $168,000 relates to indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership. At the present time, the General Partner cannot estimate the aggregate amount of legal expenses and indemnification claims to be incurred and their impact on the Partnership's future operations. Liquidity would, however, be materially adversely affected by a significant increase in such legal expenses and related indemnification costs. If such increases were to occur, to the extent that cash from operations and the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its Affiliates, or the sale or financing of Partnership properties.

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

At September 30, 1998, Palms of Carrollwood was 81% occupied. During the remainder of 1998, no significant leases are scheduled to expire. The General Partner will continue to offer competitive leasing packages in an effort to improve the property's occupancy.

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


              Property                             Lessee                   Lease Expiration
              --------                             ------                   ----------------

     Yokohama Tire Warehouse               Yokohama Tire Corp.              March 31, 2006
     Purina Mills Distribution Building    Purina Mills, Inc.               December 1, 1998
     Allmetal Distribution Building        Allmetal, Inc.                   August 31, 2008
     Stone Container Building              Stone Container Corp.            December 31, 2011
     Business Center at Pureland           Forbo Wallcoverings, Inc.        December 31, 1998
     Business Center at Pureland           National Paintball Supply,Inc.   May 31, 2001


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

One of the tenants at the Business Center at Pureland, National Polystyrene Recycling Co., L.P., ("NPRC") ceased operations and vacated its space during the fourth quarter of 1997. A replacement tenant was located to occupy this space during the third quarter of 1998. NPRC's lease obligations were terminated as of September 30, 1998 in consideration of NPRC paying a lease buyout fee of approximately $230,000. The new tenant's lease obligations commence October 1, 1998 for a 32-month term. The other tenant at the Business Center at Pureland, Forbo Wallcoverings, Inc. ("Forbo") has a lease that expires on December 31, 1998. Forbo has indicated that it does not intend to renew its lease upon its expiration. Accordingly, the General Partner is seeking a replacement tenant for this space.

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

During the third quarter of 1997, Allmetal, Inc., the sole tenant at the Allmetal Distribution Building, extended the term of its lease through August 2008. As a result of this lease extension and the current favorable conditions of the Carrollton, Texas real estate market, the Allmetal Distribution Building was listed for sale by the General Partner during June 1998. On November 11, 1998, the General Partner entered into a Purchase and Sale Agreement (the "Allmetal Agreement") on behalf of the Partnership for the sale of the Allmetal Distribution Building to a non-affiliated buyer for a gross sales price of $2,300,000. The sale is subject to certain conditions which, if not satisfied prior to the scheduled date of sale, may result in the termination of the Allmetal Agreement. If this potential transaction does not result in the sale of the property, then the General Partner will resume its efforts to locate another buyer for the property.

During June 1998, the General Partner listed the Stone Container Building for sale because of the long-term lease with the sole tenant at the property and current favorable conditions in the Cincinnati real estate market. On October 22, 1998, the General Partner entered into a Purchase and Sale Agreement (the "Stone Container Agreement") on behalf of the Partnership for the sale of the Stone Container Building to a non-affiliated buyer for a gross sales price of $2,775,000. The sale is subject to certain conditions which, if not satisfied prior to the scheduled date of sale, may result in the termination of the Stone Container Agreement. If this potential transaction does not result in the sale of the property, then the General Partner will resume its efforts to locate another buyer for the property.

The General Partner anticipates that the Partnership's warehouse properties and Affiliated Joint Venture investment should, in the aggregate, provide the Partnership with stable income performance during the remainder of 1998.

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

RESULTS OF OPERATIONS

Net income for the nine months ended September 30, 1998 was $2,224,147, as compared to net income of $2,052,120 for the same period in 1997.

Average occupancy for the Partnership's investments was as follows:

                                                                            Nine Months
                                                                         Ended September 30,
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


             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

Rental Income for the period ended September 30, 1998 increased by $246,043, or 9%, as compared to the same period during 1997 primarily due to the lease buyout fee paid by one of the tenants at the Business Center at Pureland (described above). Rental income at all of the Partnership's other properties was consistent between periods.

Property operating expenses for the period ended September 30, 1998 increased by $12,983, or 7%, as compared to the same period during 1997. This increase is primarily due to certain non-recurring maintenance and repair expenses incurred at the Palms of Carrollwood Shopping Center during the period ended September 30, 1998. Property operating expenses at all the Partnership's other properties were consistent between periods.

General and administrative expenses for the period ended September 30, 1998 increased by $105,161 or 44%, primarily due to an increase in legal fees incurred by the Partnership in connection with the class action complaint (see
Part II, Item 1 of this Report). Excluding such legal fees, general and administrative expenses were consistent between periods

The General Partner believes that inflation has had no significant impact on the Partnership's income from operations during the nine months ended September 30, 1998, and the General Partner anticipates that it will not have a significant impact during the remainder of 1998.

CASH FLOW

The following table provides the calculations of Cash from Operations and Distributable Cash from Operations, which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                                            Nine Months
                                                                        Ended September 30,
                                                                      1998               1997
                                                                   ----------         ----------

     Net cash provided by operating activities (a)                 $3,575,793         $3,314,906
     Net change in operating assets and liabilities (a)              (335,017)          (193,986)
                                                                   ----------         ----------
     Net cash provided by operations (a)                            3,240,776          3,120,920
     Increase in working capital reserves                            (357,756)          (237,900)
                                                                   ----------         ----------
     Cash from operations (b)                                      (2,883,020)         2,883,020
     Decrease in working capital reserves                                  --                 --
                                                                   ----------         ----------
     Distributable cash from operations (b)                        $2,883,020         $2,883,020
                                                                   ==========         ==========

     Allocation to General Partner                                 $  144,151         $  144,151
     Allocation to John Hancock Limited Partner                       202,879            202,879
     Allocation to Investors                                        2,535,990          2,535,990
                                                                   ----------         ----------
                                                                   $2,883,020         $2,883,020
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

During the fourth quarter of 1998, the Partnership will make a cash distribution in the amount of $961,007 to the General Partner and Limited Partners. This amount is allocated 5% to the General Partner and 95% to the Limited Partners, in accordance with the Partnership Agreement. Of the amount to be distributed to the Limited Partners, the Investors will receive $845,330 and the John Hancock Limited Partner will receive $67,626. Such amounts represent a 7% annualized return on Limited Partners' Invested Capital.

The source of future cash distributions is dependent upon cash generated by the Partnership's properties and the use of working capital reserves. The General Partner currently anticipates that the Partnership's Distributable Cash from Operations during the fourth quarter of 1998 will be comparable to that generated during the first three quarters of 1998.

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

ITEM 2.   CHANGES IN SECURITIES

          There were no changes in securities during the third quarter of 1998.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          There were no defaults upon senior securities during the third quarter of 1998.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders of the Partnership during the third quarter of 1998.

ITEM 5.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibit 27 - Financial Data Schedule.

          (b) There were no Reports on Form 8-K filed during the third quarter of 1998.

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of November, 1998.




                                   John Hancock Realty Income Fund-III
                                   Limited Partnership


                                   By: John Hancock Realty Equities, Inc.,
                                       General Partner



                                        By: /s/ William M. Fitzgerald
                                            -----------------------------------
                                            William M. Fitzgerald, President



                                        By: /s/ Richard E. Frank
                                            -----------------------------------
                                            Richard E. Frank, Treasurer
                                            (Chief Accounting Officer)