Form 10-K405
period 1998-12-31
HANCOCK JOHN REALTY INCOME FUND III LIMITED PARTNERSHIP
filed 1999-03-31
CIK 842741

                                   .FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [Fee Required]

For the Fiscal Year Ended       December 31, 1998
                          ------------------------------------------------------

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

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Massachusetts                              04-3025607
     -------------------------------        ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

    200 Clarendon Street, Boston, MA                        02116
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (800) 722-5457
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Assignee Units

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        Yes _X_     No ___

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

                         Exhibit Index on Pages 19 - 24
                                  Page 1 of 25

                                TABLE OF CONTENTS




                                     PART I


     Item 1       Business                                                     3
     Item 2       Properties                                                   5
     Item 3       Legal Proceedings                                            7
     Item 4       Submission of Matters to a Vote
                    of Security Holders                                        7


                                     PART II


     Item 5       Market for the Partnership's Securities and Related
                    Security Holder Matters                                    8
     Item 6       Selected Financial Data                                      9
     Item 7       Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       10
     Item 8       Financial Statements and Supplementary Data                 15
     Item 9       Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure                    15


                                    PART III


     Item 10      Directors and Executive Officers of the Registrant          15
     Item 11      Executive Compensation                                      17
     Item 12      Security Ownership of Certain Beneficial Owners
                    and Management                                            18
     Item 13      Certain Relationships and Related Transactions              18


                                     PART IV


     Item 14      Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K                                       20

                  Signatures                                                  26

                                     PART I
ITEM 1 - BUSINESS

The Registrant, John Hancock Realty Income Fund-III Limited Partnership (the "Partnership"), is a Limited Partnership organized on November 4, 1988 under the Massachusetts Uniform Limited Partnership Act. As of December 31, 1998, the partners in the Partnership consisted of a General Partner, John Hancock Realty Equities, Inc. (the "General Partner"), John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"), John Hancock Income Fund-III Assignor, Inc. (the "Assignor Limited Partner") and 2,321 Unitholders (the "Investors"). The Assignor Limited Partner holds 5 Limited Partnership Interests for its own account and 2,415,229 Assignee Units (the "Units") for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The initial capital of the Partnership was $2,100, representing capital contributions of $1,000 from the General Partner, $1,000 from the John Hancock Limited Partner and $100 from the Assignor Limited Partner. During the offering period, the John Hancock Limited Partner made additional capital contributions of $3,863,366. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the sale of up to 5,000,000 Assignee Units, representing economic and certain other rights attributable to Investor Limited Partnership Interests.

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

On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership which owns and operates a three-story office building and related land and improvements located in Gaithersburg, Maryland (the "Quince Orchard Corporate Center"). The partnership agreement of QOCC-1 Associates provides that the Affiliated Joint Venture shall contribute 95% of any required additional capital contributions. Of the cumulative total invested capital in QOCC-1 Associates at December 31, 1998, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

The Quince Orchard Corporate Center is leased to Boehringer Mannheim Pharmaceuticals, Inc. under a ten-year lease that expires in February 2004. The tenant has two options under the lease agreement, one, to terminate the lease at the end of its seventy-sixth month of the lease, or June 2000, and, two, to extend the term of the lease for an additional five- year period. During the first quarter of 1998, Hoffman-LaRoche, Inc. received approval from the Federal Trade Commission to acquire Boehringer Mannheim Pharmaceuticals, Inc. Subsequently, Hoffman-LaRoche vacated and subleased 100% of the space. Hoffman-LaRoche has informed the General Partner that it intends to exercise its right to terminate the lease in June 2000.

Real estate conditions in the Washington D.C. area for office space similar to the Quince Orchard Corporate Center continue to improve. The supply of such office space has been unable to keep pace with the demand, resulting in a slight increase in market rents. Further, this condition has given rise to new development in the area. The General Partner does not anticipate that this new development will negatively impact the market and, therefore, expects market conditions to remain favorable through 1999.

On December 28, 1989, the Partnership acquired the Palms of Carrollwood Shopping Center, a neighborhood shopping center located in Tampa, Florida. Although real estate market conditions for retail properties in the market in which the Palms of Carrollwood Shopping Center is located have declined since the Partnership acquired the property, occupancy levels and rental rates have stabilized during recent years. However, market conditions remain competitive due to the new construction of retail space. The General Partner anticipates that retail market conditions will remain competitive during 1999 and, therefore, will continue to offer competitive leasing packages in order to attract new tenants as well as retain existing tenants at the property.

On July 17, 1991, the Partnership acquired Yokohama Tire Warehouse located in Louisville, Kentucky. The Property is 100% leased to the Yokohama Tire Corporation under a lease that expires on March 31, 2006. Under the terms of the lease agreement, the Yokohama Tire Corporation had options to purchase the property for $10,228,173 on April 1, 1996, and $10,478,173 on April 1, 1999 but
did not choose to exercise such option. Yokohama Tire Corporation has an additional option to purchase the property for $10,578,173 on April 1, 2001. In addition, the Yokohama Tire Corporation has the option, exercisable at any time during the term of the lease, to expand the square footage of the facility by any area of up to 220,000 square feet.

On December 27, 1991, the Partnership acquired the Purina Mills Distribution Building located in St. Louis, Missouri. During the first quarter of 1998, Purina Mills, Inc., ("PMI") the lessee at the Purina Mills Distribution Building, notified the Partnership of its intention to exercise its option to terminate the lease on December 1, 1998, in accordance with the terms of its lease agreement. PMI was required to pay a lease termination fee in the approximate amount of $241,000. PMI had previously vacated the property and secured a tenant to sublease the space. The General Partner then secured a lease with the subtenant to occupy the entire property under a seven-year lease that commenced in December 1998. Due to this lease at the property and the existing favorable real estate market conditions in the St. Louis, Missouri area, the General Partner listed the property for sale during January 1999.

On March 6, 1992, the Partnership acquired the Allmetal Distribution Building located in Carrollton, Texas. During the third quarter of 1997, Allmetal, Inc., the sole tenant at the Allmetal Distribution Building, extended the term of its lease through August 2008. As a result of this lease extension and the existing favorable conditions of the Carrollton, Texas real estate market, the General Partner listed the Allmetal Distribution Building for sale during June 1998. The General Partner had entered into a Purchase and Sale Agreement (the "First Allmetal Agreement") on behalf of the Partnership for the sale of the Allmetal Distribution Building to a non-affiliated buyer for a gross sales price of $2,300,000. However, the prospective buyer exercised its right to rescind the First Allmetal Agreement and to terminate the proposed transaction prior to the scheduled date of sale. Accordingly, the General Partner resumed its efforts to locate another buyer for the property.

The General Partner entered into a second Purchase and Sale Agreement on behalf of the Partnership (the "Second Allmetal Agreement") on February 5, 1999 for the sale of the Allmetal Distribution Building to a non-affiliated buyer for a gross sales price of $2,180,000. On February 25, 1999, the Partnership sold the Allmetal Distribution Building and received net sales proceeds of approximately $2,080,000, after deductions for commissions and selling expenses. During the first quarter of 1999, the General Partner intends to make a cash distribution from the net sales proceeds, in accordance with the Partnership Agreement.

On March 16, 1992, the Partnership acquired the Stone Container Building located in Cincinnati, Ohio. During June 1998, the General Partner listed the Stone Container Building for sale because of the sole tenant at the property's long-term lease on the property and the existing favorable conditions in the Cincinnati real estate market. On December 29, 1998, the Partnership sold the Stone Container Building to a non-affiliated buyer and received net sales proceeds of $2,645,995. On February 12, 1999, the Partnership distributed $2,634,532 of the net sales proceeds, of which $2,439,381 was distributed to the Investors and $195,191 was distributed to the John Hancock Limited Partner. The Partnership retained $11,463 in working capital reserves.

On March 27, 1992, the Partnership acquired the Business Center at Pureland located in Bridgeport, New Jersey. The property contains two buildings of approximately 60,000 square feet each and each are 100% occupied by a single tenant. One of the tenants at the Business Center at Pureland, National Polystyrene Recycling Co., L.P., ("NPRC") ceased operations and vacated its space during the fourth quarter of 1997. A replacement tenant was located to occupy this space during the third quarter of 1998. NPRC's lease obligations were terminated as of September 30, 1998 in consideration of NPRC paying a lease buyout fee of approximately $230,000. The new tenant's lease obligations commenced October 1, 1998 for a 32-month term. The other tenant at the Business Center at Pureland, Forbo Wallcoverings, Inc. ("Forbo") has a lease that was scheduled to expire on December 31, 1998; however, the tenant requested, and the General Partner agreed, to extend the term of the lease through March 31, 1999, by which time the tenant intends to have vacated the property. The Bridgeport, New Jersey real estate market currently has a relatively high amount of vacant space. In addition, there is a significant amount of land available for development. The General Partner anticipates that market conditions will remain competitive during 1999 and, therefore, will offer competitive rental rates and concessions in an effort to lease the available space at the property.

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

ITEM 2 - PROPERTIES

As of December 31, 1998 the Partnership held the following investments in its portfolio:

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

On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership that owns and operates the Quince Orchard Corporate Center, a three-story office building and related land and improvements located in Gaithersburg, Maryland. The partnership agreement of QOCC-1 Associates provides that the Affiliated Joint Venture shall contribute 95% of any required additional capital contributions. Of the cumulative total invested capital in QOCC-1 Associates at December 31, 1998, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

The average occupancy for the Quince Orchard Corporate Center for the year ended December 31, 1998 was 100%.

PALMS OF CARROLLWOOD

On December 28, 1989, the Partnership acquired the Palms of Carrollwood Shopping Center, located in Tampa, Florida, from a non-affiliated seller. The property contains approximately 161,000 rentable square feet, including approximately 10,000 square feet of office space, situated on a 15 acre site.

For the year ended December 31, 1998 the average occupancy for the Palms of Carrollwood Shopping Center was 81%. At December 31, 1998 the property's occupancy was 81%

YOKOHAMA TIRE WAREHOUSE

On July 17, 1991, the Partnership acquired the Yokohama Tire Warehouse, located in Louisville, Kentucky, from a non-affiliated seller. The property is situated on 24 acres of land and contains an aggregate of 309,791 rentable square feet, of which 297,391 square feet is warehouse space and 12,400 square feet is office space.

The warehouse is 100% leased to the Yokohama Tire Corporation under a lease which expires on March 31, 2006. Under the terms of the lease agreement, the Yokohama Tire Corporation had options to purchase the property for $10,228,173 on April 1, 1996 and for $10,478,173 on April 1, 1999, but did not choose to exercise such options. Yokohama Tire Corporation has an additional option to purchase the property for $10,578,173 on April 1, 2001. In addition, the Yokohama Tire Corporation has the option, exercisable at any time during the term of the lease, to expand the square footage of the facility by any area of up to 220,000 square feet.

PURINA MILLS DISTRIBUTION BUILDING

On December 27, 1991, the Partnership acquired the Purina Mills Distribution Building, located in St. Louis, Missouri, from a non-affiliated seller. The property is situated on 7.3 acres of land and contains an aggregate of 126,400 rentable square feet, of which 114,800 is warehouse space and 11,600 square feet is office space.

Purina Mills Distribution Building is 100% leased to Lear Seating Corp. under a lease that expires on November 30, 2005.

ALLMETAL DISTRIBUTION BUILDING

On March 6, 1992, the Partnership acquired the Allmetal Distribution Building, located in Carrollton, Texas, from a non-affiliated seller. The property is situated on 3 acres of land and contains an aggregate of 56,531 rentable square feet, of which 51,531 square feet is warehouse space and 5,000 square feet is office space.

The property is 100% leased to Allmetal, Inc. through August 2008.

BUSINESS CENTER AT PURELAND

On March 27, 1992, the Partnership acquired the Business Center at Pureland located in Bridgeport, New Jersey, from a non-affiliated seller. The property is situated on 10.5 acres of land and contains two buildings consisting of an aggregate of 119,651 rentable square feet of warehouse space.

One building (consisting of 60,535 sq. ft.) is 100% leased to Forbo Wallcoverings, Inc. under a lease that expires on March 31, 1999. The second building's (consisting of 59,116 sq. ft.) is 100% leased to National Paintball Supply, Inc. through May 31, 2001.

The foregoing investments of the Partnership are further described in Item 7 of this Report and Notes 5 and 6 to the Financial Statements included in Item 8 of this Report..

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

The Partnership and the other defendants have answered the complaint, denying the material allegations and raising numerous affirmative defenses. Discovery has commenced, and the Partnership and other defendants have produced documents relating to the plaintiff's claims. No depositions are scheduled. The court has heard the defendants' motion to dismiss certain claims on grounds of the expiration of the statutes of limitations and has stated it intends to hold a further hearing on that matter to determine whether the case can be resolved by the disposition of certain claims. The Partnership and the other defendants intend to move to decertify the class and for summary judgment dismissing the breach of contract claims.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders of the Partnership during the fourth quarter of 1998.

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

(b)   NUMBER OF SECURITY HOLDERS

                                                                 Number of                               Number of Units
                                                           record holders as of                         outstanding as of
     Title of Class                                          December 31, 1998                          December 31, 1998
     --------------                                        --------------------                         -----------------
     Assignee Units                                                2,321                                     2,415,229

(c)   DIVIDEND HISTORY AND RESTRICTIONS

During the fiscal years ended December 31, 1998 and 1997, the Partnership distributed cash in the aggregate amounts of $3,844,028 and $3,844,027, respectively, from Distributable Cash from Operations (as defined in the Partnership Agreement). These amounts were allocated 5% to the General Partner and 95% to the Investors and the John Hancock Limited Partner, in accordance with the terms of the Partnership Agreement. The following table reflects cash distributions made during the two year period ended December 31, 1998:

                                                                                   Amount Paid
               Date of                  Amount of          Amount Paid to        to John Hancock      Amount Paid      Distribution
            Distribution              Distribution         General Partner       Limited Partner     to Investors        Per Unit
            ------------              ------------         ---------------       ---------------     ------------        --------
         February 14, 1997                  961,006              48,050                67,626            845,330          0.35
         May 15, 1997                       961,007              48,050                67,627            845,330          0.35
         August 15, 1997                    961,007              48,051                67,626            845,330          0.35
         November 14, 1997                  961,007              48,050                67,627            845,330          0.35
         February 13, 1998                  961,007              48,050                67,627            845,330          0.35
         May 15, 1998                       961,007              48,050                67,627            845,330          0.35
         August 14, 1998                    961,007              48,051                67,626            845,330          0.35
         November 13, 1998                  961,007              48,050                67,627            845,330          0.35

The source of future distributions from cash from operations is dependent upon cash generated by the Partnership's investments and the use of working capital reserves for leasing costs and capital expenditures. Distributions of Cash from Operations represented a 7% return on Investors' Invested Capital during the year ended 1998 and 1997 (defined in the Partnership Agreement). For further discussion on the financial condition and results of operations of the Partnership see Item 7 of the Report. Should any of the Partnership's properties be sold, the General Partner will make a distribution of Distributable Cash from Sales or Financings, as provided in the Partnership Agreement.

ITEM 5 - MARKET FOR THE PARTNERSHIP'S SECURITIES AND RELATED SECURITY HOLDER MATTERS (CONTINUED)

(c)   DIVIDEND HISTORY AND RESTRICTIONS (CONTINUED)

SUBSEQUENT EVENT. In March 1999, the General Partner decided to end the distribution reinvestment previously in effect for the Partnership. The General Partner took this action pursuant to the Partnership Agreement and in what it considers to be the Partnership's best interests. Therefore, beginning with the Partnership's next cash distribution in May 1999 and in all future cash distributions, those Limited Partners who previously had designated their distribution for reinvestment will instead receive the amount of their distribution by check. Similarly, the distribution reinvestment plan will no longer purchase or arrange the purchase of Units of Limited Partners who submitted offers to sell Units through the plan. Limited Partners who wish to purchase or sell Units may wish to consult their securities advisors or contact a commercial matching service that deals in limited partnership interests. The General Partner cannot and does not purport to advise Limited Partners as to whether they should purchase or sell Units, at what price or times, or through what mechanism.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial information regarding the Partnership's financial position and operating results for the five-year period ended December 31, 1998. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto, which are included in Items 7 and 8, respectively, of this Report.

                                                                             Years Ended December 31,
                                                  1998              1997             1996              1995              1994
                                                  ----              ----             ----              ----              ----

Rental income                                 $ 4,019,476      $ 3,600,452       $ 3,606,964       $ 3,404,659      $ 3,407,133
Income from joint venture                         716,157          704,292           701,988           755,198          541,187
Interest income                                   150,593          142,959           145,734           162,332          105,917
Gain/(loss) on sale of property                   783,054               --                --                --               --
Net income                                      3,773,989        2,579,607         2,616,017         2,776,632        2,543,261
Net income per Unit (b)                             1.35              0.88              0.89             1.07              0.98
Ordinary tax income (a)                         4,196,411        2,707,074         2,969,975         2,782,263        2,605,072
Ordinary tax income per Unit (b)                    1.52              0.94              1.04             1.08              1.01
Cash distributions per Unit (c)                     1.40              1.40              1.35             1.20              1.20
Cash and cash equivalents
    at December 31                              5,874,797        2,505,729         2,663,859         2,431,272        2,637,722
Total assets at December 31                    39,797,736       39,595,199        40,896,886        41,824,552       42,079,427

(a) The ordinary tax income for the Partnership was allocated as follows:

                                                                             Years Ended December 31,
                                                  1998               1997              1996               1995               1994
                                                  ----               ----              ----               ----               ----

     General Partner                            $  218,800        $  176,436         $  189,088         $  178,928        $  168,666
     John Hancock Limited Partner                  316,679           262,772            280,404                 --                --
     Investor Limited Partners                   3,660,932         2,267,866          2,500,483          2,603,335         2,436,406
                                                ----------        ----------         ----------         ----------        ----------
     Total                                      $4,196,411        $2,707,074         $2,969,975         $2,782,263        $2,605,072
                                                ==========        ==========         ==========         ==========        ==========

(b) The actual ordinary tax income per Unit has not been presented because the actual ordinary tax income is allocated between tax-exempt and tax-paying entities based upon the respective number of Units held by each entity at December 31, 1998, 1997, 1996, 1995 and 1994. The ordinary tax income per Unit for the fiscal years ended December 31, 1998, 1997, 1996, 1995 and 1994 was computed by dividing the Investors' share of ordinary tax income by the number of Units outstanding during the year.

(c) Represents the actual cash distribution per Unit for the years ended December 31, 1998, 1997, 1996, 1995 and 1994.

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

FORWARD-LOOKING STATEMENTS

In addition to historical information, certain statements contained herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in this Report and include statements regarding the intent, belief or expectations of the General Partner with respect to, among other things, the prospective sale of Partnership properties, actions that would be taken in the event of lack of liquidity, unanticipated leasing costs, repair and maintenance expenses, distributions to the General Partner and to Investors, the possible effects of tenants vacating space at Partnership properties, the absorption of existing retail space in certain geographical areas, impact of the year 2000 in computer systems and the impact of inflation.

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

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Partnership had $5,874,797 in cash and cash equivalents and $79,541 in restricted cash. The Partnership's cash and cash equivalents increased by $3,369,068 from December 31, 1998 primarily due to the sale of the Stone Container Building on December 29, 1998.

The Partnership has a working capital reserve with a current balance of approximately 3% of Investors Invested Capital (as defined in the Partnership Agreement). The General Partner anticipates that such amount should be sufficient to satisfy the Partnership's general liquidity requirements. The Partnership's liquidity would, however, be materially adversely affected if there were a significant reduction in revenues or significant unanticipated operating costs, unanticipated leasing costs or unanticipated capital expenditures. If any or all of these events were to occur, to the extent that the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its affiliates, or the sale or financing of Partnership investments.

During June 1998, the General Partner listed the Stone Container Building for sale because of the long-term lease with the sole tenant at the property and current favorable conditions in the Cincinnati real estate market. On December 29, 1998, the Partnership sold the Stone Container Building and received net sales proceeds of $2,645,995, after deductions for commissions and selling expenses. This transaction generated a gain of $783,054, representing the difference between the net sales price and the property's carrying value of 1,862,941. For the year ending December 31, 1998, the Stone Container Building generated approximately 5% of the Partnerships net cash provided by operations.

During 1998, cash in the aggregate amount of $130,715 was used for the payment of leasing costs incurred at the Purina Mills Distribution Building and the Palms of Carrollwood Shopping Center properties. The General Partner anticipates that the Partnership will incur approximately $318,000 in leasing costs in 1999, substantially all of which is expected to be incurred at the Palms of Carrollwood and Business Center at Pureland. The current balance in the working capital reserve should be sufficient to pay such leasing costs.

During 1998, approximately $78,000 of cash generated from the Partnership's operations was used to fund non-recurring maintenance and repair expenses incurred at Palms of Carrollwood, Business Center at Pureland and Allmetal Distribution Building properties. The General Partner anticipates that during 1999 the Partnership will incur non-recurring repair and maintenance expenses of approximately $311,000 at the Partnership's properties. These expenses will be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

Cash in the amount of $3,844,028, generated from the Partnership's operations, was distributed to the General Partner, the John Hancock Limited Partner and the Investors during the year ended December 31, 1998. These amounts were distributed in accordance with the Partnership Agreement and were allocated as follows:

Investors                                                   $3,381,321
John Hancock Limited Partner                                   270,506
General Partner                                                192,201
                                                            ----------
         Total                                              $3,844,028
                                                            ==========

The General Partner anticipates that the Partnership will be able to make comparable distributions during 1999.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

One of the anchor tenants at the Palms of Carrollwood vacated the property during June 1995. In July 1995, the General Partner secured a new anchor tenant to occupy this space under a lease commencing in November 1995. At that time, three tenants' leases at the Palms of Carrollwood contained clauses that made reference to the situation in which the former anchor tenant ceased operations at the property. One of these tenants paid all amounts due under its lease through the lease's scheduled expiration in February 1997. Each of the other two tenants reduced their rental payments by 25%. As a result of a settlement negotiated with the General Partner, one of the other tenants recommenced making its rental payments at 100% of the contracted amount. The Partnership brought an action against the other tenant, who had reduced its rental payments during November 1995, to obtain collection of 100% of the amounts due under the lease agreement. The tenant claimed that it had the right to pay the reduced rent for the remainder of the lease term that is until November 2004. During the first quarter of 1998, this action was heard in a Florida court. The court issued a judgment and written ruling during the second quarter of 1998, finding that the tenant had only a limited period of time (approximately six months) during which it could pay the reduced rent. After that, the tenant must pay the full amount of rent specified in the lease. A judgment and written ruling were issued during the second quarter of 1998. The tenant has appealed the ruling. No assurances can be given that the Partnership will ultimately recover amounts due under the lease pursuant to the ruling of the court.

As of the date hereof, the Palms of Carrollwood is 80% occupied. During 1999, no significant leases are scheduled to expire. The General Partner will continue to offer competitive leasing packages in an effort to secure lease renewals with existing tenants as well as to secure new tenants for the remaining vacant space.

During the third quarter of 1997, Allmetal, Inc., the sole tenant at the Allmetal Distribution Building, extended the term of its lease through August 2008. As a result of this lease extension and the existing favorable conditions of the Carrollton, Texas real estate market, the Allmetal Distribution Building was listed for sale by the General Partner during June 1998. The General Partner had entered into a Purchase and Sale Agreement (the "Allmetal Agreement") on behalf of the Partnership for the sale of the Allmetal Distribution Building to a non-affiliated buyer for a gross sales price of $2,300,000. However, the prospective buyer exercised its right to rescind the First Allmetal Agreement and to terminate the proposed transaction prior to the scheduled date of sale. Accordingly, the General Partner resumed its efforts to locate another buyer for the property.

The General Partner entered into a second Purchase and Sale Agreement on behalf of the Partnership (the "Second Allmetal Agreement") on February 5, 1999 for the sale of the Allmetal Distribution Building to a non-affiliated buyer. On February 25, 1999, the Partnership sold the Allmetal Distribution Building and received net sales proceeds of approximately $2,080,000, after deductions for commissions and selling expenses. This transaction generated a gain of approximately $576,000, representing the difference between the net sales price and the property's carrying value of 1,504,448. The General Partner intends to make a cash distribution from the net sales proceeds, in accordance with Partnership Agreement, during the second quarter of 1999.

During the first quarter of 1998, Purina Mills, Inc., ("PMI") the lessee at the Purina Mills Distribution Building, notified the Partnership of its intention to exercise its option to terminate the lease on December 1, 1998, in accordance with the terms of its lease agreement. PMI was required to pay a lease termination fee in the approximate amount of $241,000. PMI had previously vacated the property and secured a tenant to sublease the space. The General Partner then secured a lease with the subtenant to occupy the entire property under a seven-year lease that commenced in December 1998. Due to this lease at the property and the existing favorable real estate market conditions in the St. Louis, Missouri area, the General Partner listed the property for sale during January 1999.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

One of the tenants at the Business Center at Pureland, National Polystyrene Recycling Co., L.P., ("NPRC") ceased operations and vacated its space during the fourth quarter of 1997. A replacement tenant was located to occupy this space during the third quarter of 1998. NPRC's lease obligations were terminated as of September 30, 1998 in consideration of NPRC paying a lease buyout fee of approximately $230,000. The new tenant's lease obligations commenced October 1, 1998 for a 32-month term. The other tenant at the Business Center at Pureland, Forbo Wallcoverings, Inc. ("Forbo") has a lease that was scheduled to expire on December 31, 1998. However, Forbo requested, and the General Partner agreed, to extend the term of the lease through March 31, 1999. The Bridgeport, New Jersey real estate market currently has a relatively high amount of vacant space. In addition, there is a significant amount of land available for development. The General Partner anticipates competitive market conditions during 1999 and, therefore, will offer competitive rental rates and concessions in an effort to lease the available space at the property.

The Quince Orchard Corporate Center is leased to Boehringer Mannheim Pharmaceuticals, Inc. under a ten-year lease that expires in February 2004. The tenant has two options under the lease agreement, one, to terminate the lease at the end of its seventy-sixth month of the lease, or June 2000, and, two, to extend the term of the lease for an additional five- year period. During the first quarter of 1998, Hoffman-LaRoche, Inc. received approval from the Federal Trade Commission to acquire Boehringer Mannheim Pharmaceuticals, Inc. Subsequently, Hoffman-LaRoche vacated and subleased the space. Hoffman-LaRoche has informed the General Partner that it intends to exercise its right to terminate the lease in June 2000.

Real estate conditions in the Washington D.C. area for office space similar to the Quince Orchard Corporate Center continue to improve. The supply of such office space has been unable to keep pace with the demand, resulting in a slight increase in market rents. Further, this condition has given rise to new development in the area. The General Partner does not anticipate that this new development will negatively impact the market and, therefore, expects market conditions to remain favorable through 1999.

The General Partner evaluated the carrying value of each of the Partnership's properties and its joint venture investment as of December 31, 1998 by comparing such carrying value to the related property's future undiscounted cash flows and the then most recent internal appraisal in order to determine whether an impairment in value existed. Based upon such evaluations, the General Partner determined that no impairment in values existed and, therefore, no write-downs were recorded as of December 31, 1998.

The General Partner will continue to conduct property valuations, using internal or independent appraisals, in order to assist in its evaluation of whether an impairment in value exists on any of the Partnership's properties.

RESULTS OF OPERATIONS

Average occupancy for the Partnership's investments was as follows:

                                                                                         Years ended December 31,
                                                                                   1998              1997             1996
                                                                                   ----              ----             ----
     Palms of Carrollwood Shopping Center                                           81%               79%              80%
     Yokohama Tire Warehouse                                                       100%              100%             100%
     Purina Mills Distribution Building                                            100%              100%             100%
     Allmetal Distribution Building                                                100%              100%             100%
     Stone Container Building                                                      100%              100%             100%
     Business Center at Pureland                                                   100%              100%             100%
     Quince Orchard Corporate Center (Affiliated Joint Venture)                    100%              100%             100%

RESULTS OF OPERATIONS - 1998 COMPARED WITH 1997

Net income for the year ended December 31, 1998 was $3,773,989 as compared to net income $2,579,607 for the year ended December 31, 1997. This increase is due to the results for 1998 including a $783,054 non-recurring gain from the sale of the Stone Container Building, as well as lease termination payments received from tenants at the Business Center at Pureland and Purina Mills Distribution Building.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - 1997 COMPARED WITH 1996

Rental income during 1998 increased by $491,024, or 14%, as compared to 1997. Included in the results for 1998 is a lease termination fee of approximately $241,000 from the tenant at the Purina Mills Distribution Building and a lease buyout fee of approximately $230,000 from one of the tenants at the Business Center at Pureland.
Excluding these amounts, rental income was consistent between periods.

Depreciation during 1998 decreased by $49,698, or 6%, as compared to 1997. This decrease is primarily due to the reclassification of the Stone Container Building and Allmetal Distribution building as "Property Held for Sale" during 1998. Accordingly, no depreciation has been recorded on these properties since the time that they were listed for sale.

General and administrative expenses increased during 1998 by $151,223, or 42%, as compared to the 1997. This increase is primarily due to an increase in legal fees incurred by the Partnership in connection with the legal proceedings described in Item 3 of Part I of this Report.

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

The General Partner believes that inflation has had no significant impact on income from operations during the last three fiscal years and the General Partner anticipates that it will not have a significant impact during 1999

CASH FLOW

The following table provides the calculations of Cash from Operations and Distributable Cash from Operations, which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                                            Years Ended December 31,
                                                   1998              1997             1996              1995              1994
                                                   ----              ----             ----              ----              ----
Net cash provided by operating
     activities (a)                               $4,697,816        $3,919,545       $4,250,925        $3,743,803       $3,580,615
Net change in operating assets
     and liabilities (a)                            (242,710)          146,780         (209,228)          111,983          (10,043)
                                                  ----------        ----------       ----------        ----------       ----------
Net cash provided by operations (a)                4,455,106         4,066,325        4,041,697         3,855,786        3,570,572
Increase in working capital reserves                 (61,932)         (222,297)        (197,669)         (804,971)        (519,757)
                                                  ----------        ----------       ----------        ----------       ----------
Cash from operations (b)                           4,393,174         3,844,028        3,844,028         3,050,815        3,050,815
Decrease in working capital reserves                      --                --               --                --               --
                                                  ----------        ----------       ----------        ----------       ----------
Distributable cash from operations (b)            $4,393,174        $3,844,028       $3,844,028        $3,050,815       $3,050,815
                                                  ==========        ==========       ==========        ==========       ==========

Allocation to General Partner                     $  219,659        $  192,201       $  192,201        $  152,541       $  152,541
Allocation to John Hancock Limited Partner           309,149           270,506          270,506                 -                -
Allocation to Investors                            3,864,366         3,381,321        3,381,321         2,898,274        2,898,274
                                                  ----------        ----------       ----------        ----------       ----------
                                                  $4,393,174        $3,844,028       $3,844,028        $3,050,815       $3,050,815
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

On February 12, 1999, the Partnership made a cash distribution in the aggregate amount of $4,144,685. Of this amount, $1,510,154 was generated from Distributable Cash from Operations for the year ended December 31, 1998 less amounts previously distributed, and $2,634,531 was generated from Distributable Cash from Sales, Financings or Repayments during the year ended December 31, 1998. These amounts were distributed in accordance with the Partnership Agreement and were allocated as follows:

                                                Dist. Cash               Dist. Cash From
                                              From Operations          Sales or Financings
                                              ---------------          -------------------

Investors                                        $1,328,376                $2,439,381
John Hancock Limited Partner                        106,270                   195,151
General Partner                                      75,508                        --
                                                 ----------                ----------
         Total                                   $1,510,154                $2,634,532
                                                 ==========                ==========

SUBSEQUENT EVENT. In March 1999, the General Partner decided to end the distribution reinvestment previously in effect for the Partnership. The General Partner took this action pursuant to the Partnership Agreement and in what it considers to be the Partnership's best interests. Therefore, beginning with the Partnership's next cash distribution in May 1999 and in all future cash distributions, those Limited Partners who previously had designated their distribution for reinvestment will instead receive the amount of their distribution by check. Similarly, the distribution reinvestment plan will no longer purchase or arrange the purchase of Units of Limited Partners who submitted offers to sell Units through the plan. Limited Partners who wish to purchase or sell Units may wish to consult their securities advisors or contact a commercial matching service that deals in limited partnership interests. The General Partner cannot and does not purport to advise Limited Partners as to whether they should purchase or sell Units, at what price or times, or through what mechanism.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item appears beginning on page F-1 of this Report. The financial statements of QOCC-1 Associates, an investee of the Registrant, as of and for the years ending December 31, 1998, 1997 and 1996 are included herewith.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No events requiring disclosure under this Item have occurred.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

(a-b)      IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

By virtue of its organization as a limited partnership, the Partnership has no directors or executive officers. As indicated in Item 1 of this Report, the General Partner of the Partnership is John Hancock Realty Equities, Inc., a Delaware corporation. Pursuant to the terms of the Partnership Agreement, the General Partner is solely responsible for the management of the Partnership's business. The names and ages of the directors and executive officers of the General Partner at December 31, 1998 were as follows:

                  Name                                               Title                                                   Age
                  ----                                               -----                                                   ---
         William M. Fitzgerald                            President and Director                                              55
         Malcolm G. Pittman, III                          Director                                                            47
         Susan M. Shephard                                Director                                                            46
         Richard E. Frank                                 Treasurer (Chief Accounting Officer)                                37

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

                  Name                                               Title                                                   Age
                  ----                                               -----                                                   ---
         Edward P. Dowd                                   Senior Vice President of                                            56
                                                          John Hancock's Real Estate
                                                          Investment Group

         Kevin McGuire                                    Vice President of John Hancock's                                    52
                                                          Real Estate Investment Group;
                                                          President of John Hancock Realty
                                                          Services Corp. and subsidiaries

         Stephen Kindl                                    Senior Investment Officer of John                                   41
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

(e)   BUSINESS EXPERIENCE

William M. Fitzgerald (age 55), joined John Hancock in 1968. He has been President and a Director of the General Partner, and a Senior Investment Officer of John Hancock, since June 1993 and a Director of Hancock Realty Investors Incorporated since November 1991. His term as a Director of the General Partner expires in May 1999. From 1987 to 1991, Mr. Fitzgerald was a Senior Vice President of John Hancock Properties, Inc. Prior to that time, he held a number of positions including Senior Real Estate Management Officer and Real Estate Management Officer of John Hancock. He holds an M.B.A. from Boston University and an A.B. from Boston College.

Malcolm G. Pittman, III (age 47), joined John Hancock in 1986 as an Assistant Counsel. He has been a Director of the General Partner since November 1991. His term as a Director of the General Partner expires in May 1999. Mr. Pittman has been a Counsel of John Hancock's Mortgage and Real Estate Law Division since 1993. From 1989 to 1993, he was an Associate Counsel of John Hancock. He holds a J.D. from Yale Law School and a B.A. from Oberlin College.

Susan M. Shephard (age 46), joined John Hancock in 1985 as an Attorney. She has been a Director of the General Partner since November 1991. Her term as a Director of the General Partner expires in May 1999. Ms. Shephard has been a Mortgage Investment Officer of John Hancock since 1991. From 1988 to 1991, she was an Associate Counsel of John Hancock and from 1987 to 1988, she was an Assistant Counsel of John Hancock. She holds a J.D. from Georgetown University Law Center and a B.A. from the University of Rhode Island.

Richard E. Frank (age 37), joined John Hancock in 1983. He served as Treasurer of the General Partner from June 1993 until March 1999. Mr. Frank had been an Associate Investment Officer of John Hancock since January 1995. From 1993 to 1995, he was a Senior Financial Administrator of John Hancock; from 1991 to 1993, he was an Associate of Hancock Realty Investors, Incorporated; from 1990 to 1991, he held the position of Assistant Treasurer of John Hancock Realty Services Corp. He holds a B.S. from Stonehill College.

Edward P. Dowd (age 56), joined John Hancock in 1970. He has been a Director of Hancock Realty Investors, Incorporated since 1991, and a Director of John Hancock Realty Services Corp. and subsidiaries and John Hancock Property Investors Corp. since 1987. Mr. Dowd has been a Senior Vice President of John Hancock since 1991. From 1989 to 1990, he was a Vice President of John Hancock and from 1986 to 1989, he was a Second Vice President of John Hancock. Prior to that time, he held a number of positions including Senior Real Estate Investment Officer and Real Estate Investment Officer of John Hancock. From July 1982 to May 1986, Mr. Dowd was President of the General Partner. He holds an A.B. from Boston College.

Kevin McGuire (age 52), joined John Hancock in 1968. He has been a Vice President of John Hancock since June 1993 and President of John Hancock Realty Services Corp. and subsidiaries since July 1993. He has been a Managing Director and a Director of Hancock Realty Investors, Incorporated since 1991, and a Director of John Hancock Property Investors Corp. since 1987. Mr. McGuire served as an interim basis President of the General Partner from May 1991 to November 1991 and was President of John Hancock Properties, Inc. from 1987 to 1991. Prior to that time, he held a number of positions including Second Vice President, Senior Real Estate Investment Officer and Real Estate Investment Officer of John Hancock. He holds an M.B.A. from Babson College and an A.B.
from Boston College.

Stephen Kindl (age 41), joined John Hancock in 1995 as a Senior Real Estate Investment Officer. Prior to joining John Hancock, he held a number of positions with Aetna Real Estate Investment, Inc., including Managing Director and Director. He holds an M.B.A. from the University of Hartford and a B.S. from the University of Connecticut

Virginia H. Lomasney (age 37) joined John Hancock in 1983. She was appointed Treasurer of the General Partner effective March 25, 1999. Ms. Lomasney has been an Associate Investment Officer of John Hancock since 1993. She holds an M.B.A. from Bentley College and a B.S. from Boston University.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
No person or group, including the General Partner, is known by the General Partner to own beneficially more than 5% of the Partnership's 2,415,229 outstanding Units as of December 31, 1998, except as follows:

          Title of           Name and Address of               Amount and Nature of                Percent of
            Class             Beneficial Owner                 Beneficial Ownership                   Class
          --------           -------------------               --------------------                ----------
          Assignee           County Employees'                 806,451 Units owned                   33.39%
          Units              Annuity and Benefit               directly
                             Fund of Cook County
                             33 N. Dearborn St.
                             Chicago, IL

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Note 4 of the Notes to the Financial Statements included in Item 8 of this Report for a description of certain transactions and related amounts payable by the Partnership to the General Partner and its Affiliates during 1998, 1997 and 1996.

In accordance with the terms of the Partnership Agreement, the General Partner and its Affiliates (as defined in the Partnership Agreement) are entitled to the following types of compensation, fees, profits/(losses), expense reimbursements and distributions:

A reimbursement for Acquisition Expenses (as defined in the Partnership Agreement) incurred by the General Partner or its Affiliates was payable at cost to the General Partner or its Affiliates. The Partnership completed its property acquisitions on March 27, 1992 and, therefore, did not pay any such reimbursements during the years ended 1998, 1997 or 1996.

An Affiliate of the General Partner may receive a Property Management Fee for providing property management services for the Partnership's properties. The Partnership is obligated to pay a fee equal to the amount customarily charged in arms-length transactions by other entities rendering comparable services for comparable properties in the localities where the Partnership's properties are located but in no event may such fee exceed 6% of the gross receipts of the property under management. To date, no Affiliate of the General Partner has provided property management services to the Partnership. Therefore, the Partnership did not pay any such fees during the years ended 1998, 1997 or 1996.

The General Partner and its Affiliates are also entitled to Reimbursement for Expenses relating to the administrative services necessary to the prudent operation of the Partnership, such as legal, accounting, computer, transfer agent and other services. The amounts charged to the Partnership for such administrative services may not exceed the lesser of the General Partner's or such Affiliate's costs or 90% of those which the Partnership would be required to pay to independent parties for comparable services in the same geographic area. The Partnership reimbursed the General Partner or its Affiliates for $234,860, $244,487 and $179,330 of such expenses during the years ended December 31, 1998, 1997 and 1996, respectively.

A Subordinated Disposition Fee (as defined in the Partnership Agreement) for selling properties is payable to the General Partner in the amount of 3% of the sales price of each property sold. However, no such Subordinated Disposition Fee may be paid to the General Partner unless and until the Investors and the John Hancock Limited Partner have received a return of their total Invested Capital (as defined in the Partnership Agreement) plus the Cumulative Return on Investment (as defined in the Partnership Agreement) of 12% per annum for all fiscal years ended prior to the date of payment. Such Subordinated Disposition Fee may not exceed 50% of the competitive real estate commissions in the area where the property is located or, together with any other brokerage commission payable to or by any other person, exceed 6% of the contract sales price of such property. The Partnership did not pay any such fees during the years ended 1998, 1997 or 1996.

In accordance with Section 8 of the Partnership Agreement (as described more fully in Note 3 to the Financial Statements included in Item 8 of this Report), 5% of Distributable Cash from Operations is distributable to the General Partner and the remaining 95% in the following order of priority: first, to the Investors in an amount sufficient to provide a non-cumulative, non-compounded cash return equal to 7% per annum on their Invested Capital; second, to the John Hancock Limited Partner in an amount sufficient to provide a non-cumulative, non-compounded cash return equal to 7% per annum on its Invested Capital; and third, to the Investors and the John Hancock Limited Partner in proportion to their respective capital contributions. The General Partner's share of Distributable Cash from Operations was $219,659, $192,201 and $192,201 for the years ended December 31, 1998, 1997 and 1996. In accordance with the terms of the Partnership Agreement, the John Hancock Limited Partner was entitled to $309,149, $270,506 and $270,506 of Distributable Cash from Operations for the years ended December 31, 1998, 1997 and 1996, respectively.

A Share of Cash from Sales or Financings may be distributed to the General Partner and the John Hancock Limited Partner. Cash from Sales or Financings are distributable in accordance with Section 8 of the Partnership Agreement (as described more fully in Note 3 to the Financial Statements included in Item 8 of this Report). The John Hancock Limited Partner's share of Cash from Sales or Financings was $195,150, $0 and $0 for the years ended December 31, 1998, 1997 and 1996, respectively.

A Share of the Partnership's Profits or Losses for tax purposes is allocable to the General Partner and to the Investors and the John Hancock Limited Partner. Such allocation generally approximates, insofar as practicable, their percentage share of Distributable Cash from Operations and of Cash from Sales or Financings. The General Partner will generally be allocated 1% of Partnership Losses for tax purposes, and the John Hancock Limited Partner will be allocated tax losses associated with the Partnership's sales commissions funded by the John Hancock Limited Partner's Capital Contributions. The General Partner's Share of such Profits or Losses were profits of $218,800, $176,436 and $189,088 during the years ended December 31, 1998, 1997 and 1996, respectively. In accordance with the terms of the Partnership Agreement, the John Hancock Limited Partner was allocated $316,679, $262,772 and $280,404 of profits during the years ended December 31, 1998, 1997 and 1996, respectively.

The following table reflects all compensation, fees, profits/(losses), expense reimbursements and distributions from the Partnership to the General Partner and/or its Affiliates for the three years ended December 31, 1998:

                                                                                            Years Ended December 31,
                                                                                  1998                1997               1996
                                                                                  ----                ----               ----

     Operating Expenses                                                         $234,860            $244,487            $179,330
     General Partner Share of Distributable
        Cash from Operations                                                     219,659             192,201             192,201
     John Hancock Limited Partner's share
        of Distributable Cash from Operations                                    309,149             270,506             270,506
     General Partner Share of Profits or
        Losses for tax purposes                                                  218,800             176,436             189,088
     John Hancock Limited Partner's share
        of Profits or Losses for tax purposes                                    316,679             262,772             280,404

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

The General Partner believes that this indemnification applies to costs incurred in the class action complaint described in Item 3 of Part I of this Report. Accordingly, the Partnership indemnified the General Partner and its Affiliates for costs of $82,744, $54,092 and $41,475, relating to the class action complaint in the years ended December 31, 1998, 1997 and 1996, respectively.


                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      (1) and (2)       -   Listed on Index to Financial Statements and
                               Financial Statement Schedules.

         (3)               -   Listing of Exhibits

    EXHIBIT NUMBER                                                                       PAGE NUMBER OR
         UNDER                                                                          INCORPORATION BY
    REGULATION S-K                 DESCRIPTION                                              REFERENCE
    --------------                 -----------                                          ----------------

     4                Instruments defining the rights
                      of security holders

         4.1          Amended and Restated                                              Exhibit A to the Prospectus
                      Agreement of Limited Partnership*                                 filed under the Partnership's
                                                                                        Amendment No. 1 to Form
                                                                                        S-11 Registration Statement
                                                                                        (File 33-25298)

         4.2          Subscription Agreement                                            Exhibit D to the Prospectus
                      Signature Page and Power of                                       filed under the Partnership'
                      Attorney whereby a subscriber                                     Amendment No. 1 to
                      agrees to purchase Units and                                      Form S-11 Registration Statement
                      adopts the provisions of the                                      (File 33-25298)
                      Amended Agreement of Limited
                      Partnership*

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

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

         4.4          Copy of First Amendment and                                       Exhibit 4.4 to the
                      Restatement of Certificate                                        Partnership's
                      of Limited Partnership filed                                      Amendment No. 1 to
                      with the Massachusetts Secretary                                  Form S-11 Registration Statement
                      of State on February 8, 1989*                                     (File 33-25298)

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

         10.5         Documents relating to the
                      Purina Mills Distribution Building

         (a)          Agreement of Purchase and Sale dated                              Exhibit 1 to the Partnership's
                      November 25, 1991 between                                         report on Form 8-K dated
                      Perkinson Realty Corporation and                                  December 27, 1991
                      John Hancock Realty Income Fund-III                               (File 0-18563)
                      Limited Partnership*

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

         (b)          Office/Warehouse lease dated                                      Exhibit 2 to the Partnership's
                      April 16, 1991 relating to the                                    report on Form 8-K dated
                      Purina Mills Distribution Building*                               December 27, 1991
                                                                                        (File 0-18563)

         10.6         Documents relating to the
                      Allmetal Distribution Building

         (a)          Real Estate Sale Agreement                                        Exhibit 1 to Amendment dated
                      January 31, 1992 between                                          Number 1 on Form 8 to the
                      The Travelers Insurance Company                                   Partnership's report on Form 8-K
                      and John Hancock Realty                                           dated February 11, 1992
                      Income Fund-III Limited Partnership*                              (File 0-18563)

         10.7         Documents relating to the Stone
                      Container Building

         (a)          Agreement of Purchase and                                         Exhibit 1 to Amendment
                      Sale dated January 30, 1992                                       Number 2 on Form 8 to the
                      between World Park Limited                                        Partnership's report on Form
                      Partnership and John Hancock                                      8-K dated February 11, 1992
                      Realty Income Fund-III                                            (File 0-18563)
                      Limited Partnership*

(b)                   Amendment to Purchase                                             Exhibit 2 to Amendment
                      and Sale Agreement dated                                          Number 2 on Form 8 to the
                      February 28, 1992 between                                         Partnership's report on Form
                      World Park Limited Partnership                                    8-K dated February 11, 1992
                      and John Hancock Realty Income                                    (File 0-18563)
                      Fund-III Limited Partnership*

         (c)          Lease dated March 2, 1992 relating                                Exhibit 3 to Amendment Number
                      to the Stone Container Building*                                  2 on Form 8 to the Partnership's
                                                                                        report on Form 8-K dated
                                                                                        February 11, 1992
                                                                                        (File 0-18563)

         (d)          Agreement of Purchase and Sale dated                              Exhibit 1 to the Partnership
                      October 22, 1998 between TJ Squared, LLC                          report on Form 8-K dated
                      and John Hancock Realty Income                                    December 29, 1998
                      Fund-III Limited Partnership*                                     (File 0-18563)

         10.8 Documents relating to the Business Center at Pureland

         (a)          Agreement of Purchase and Sale                                    Exhibit 1 to Amendment Number
                      dated January 24, 1992 between                                    3 on Form 8 to the Partnership's
                      The Prentiss/Copley Investment Group                              report on Form 8-K dated
                      and John Hancock Realty Income                                    February 11, 1992
                      Fund-III Limited Partnership*                                     (File 0-18563)

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

         (b)          Amendment to Purchase and Sale                                    Exhibit 2 to Amendment Number
                      Agreement dated March 5, 1992                                     3 on Form 8 to the Partnership's
                      between The Prentiss/Copley                                       report on Form 8-K dated
                      Investment Group and John                                         February 11, 1992
                      Hancock Realty Income Fund-III                                    (File 0-18563)
                      Limited Partnership*

         (c)          Lease dated February 5, 1991                                      Exhibit 3 to Amendment Number
                      relating to Building Number One at                                3 on Form 8 to the Partnership's
                      the Business Center at Pureland*                                  report on Form 8-K dated
                                                                                        February 11, 1992
                                                                                        (File 0-18563)

         (d)          First Amendment to Lease                                          Exhibit 4 to Amendment Number
                      dated March 26, 1992 relating                                     3 on Form 8 to the Partnership's
                      to Building Number One at the                                     report on Form 8-K dated
                      Business Center at Pureland*                                      February 11, 1992
                                                                                        (File 0-18563)

         (e)          Lease Agreement dated                                             Exhibit 5 to Amendment Number
                      December 7, 1989 relating to                                      3 on Form 8 to the Partnership's
                      Building Number Two at the Business                               report on Form 8-K dated
                      Center at Pureland*                                               February 11, 1992
                                                                                        (File 0-18563)

         (f)          First Amendment to Lease                                          Exhibit 6 to Amendment Number
                      dated January 4, 1990 relating                                    3 on Form 8 to the Partnership's
                      to Building Number Two at the                                     report on Form 8-K dated
                      Business Center at Pureland*                                      February 11, 1992
                                                                                        (File 0-18563)

         (g)          Second Amendment to Lease                                         Exhibit 7 to Amendment Number
                      dated March 16, 1990 relating                                     3 on Form 8 to the Partnership's
                      to Building Number Two at the                                     report on Form 8-K dated
                      Business Center at Pureland*                                      February 11, 1992
                                                                                        (File 0-18563)
          (h)         Third Amendment to Lease                                          Exhibit 8 to Amendment Number
                      dated September 17, 1990                                          3 on Form 8 to the Partnership's
                      relating to Building Number                                       report on Form 8-K dated
                      Two at the Business Center                                        February 11, 1992
                      at Pureland*                                                      (File 0-18563)

         10.9         Documents relating to the Management Agreement

         (a)          Management Agreement dated January                                Exhibit 10.9(a) to the Partnership's
                      1, 1992 between Hancock Realty Investors                          report on Form 10-K dated
                      Incorporated and John Hancock Realty                              December 31, 1992
                      Equities, Inc.*                                                   (File 0-18563)

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

         (b)          Agreement Concerning Subcontracting                               Exhibit 10.9(b) to the Partnership's
                      of Management Services Pertaining to                              report on Form 10-K dated
                      John Hancock Realty Income Fund-III                               December 31, 1993
                      Limited Partnership dated May 28, 1993                            (File 0-18563)
                      between John Hancock Realty Equities, Inc.,
                      Hancock Realty Investors, Inc. and John
                      Hancock Mutual Life Insurance Company*

         10.10        Documents relating to Executive
                      Compensation Plans and Arrangements

         (a)          Amended and Restated Agreement of                                 Exhibit A to the Prospectus
                      Limited Partnership*                                              filed under the Partnership's
                                                                                        Amendment No. 1 to Form S-11
                                                                                        Registration Statement
                                                                                        (File 33-25298)

(b) There were no reports on Form 8-K filed during the quarter ended December 31, 1998.

(c)    Exhibits - See Item 14 (a) (3) of this Report.

(d) Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate section of this Report commencing on Page F-45.


--------------------------------------------
     +Filed herewith
     *Incorporated by reference

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1999.


                                        JOHN HANCOCK REALTY INCOME FUND-III
                                        LIMITED PARTNERSHIP


                                        By: John Hancock Realty Equities, Inc.
                                            General Partner


                                        By:
                                            William M. Fitzgerald, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of March, 1999.


           SIGNATURES                               TITLE
           ----------                               -----


                                    President (Principal Executive Officer) and
                                    Director of John Hancock Realty Equities,
-----------------------------       Inc. (General Partner of Registrant)
William M. Fitzgerald




                                    Treasurer (Chief Accounting Officer) of
                                    John Hancock Realty Equities, Inc.
-----------------------------       (General Partner of Registrant)
Virginia H. Lomasney




                                    Director of John Hancock Realty Equities,
-----------------------------       Inc. (General Partner of Registrant)
Malcolm G. Pittman, III




                                    Director of John Hancock Realty Equities,
-----------------------------       Inc. (General Partner of Registrant)
Susan M. Shephard

                           ANNUAL REPORT ON FORM 10-K



                  ITEM 8, ITEM 14 (a) (1) AND (2), (c) AND (d)



                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



                    YEARS ENDED DECEMBER 31, 1998, 1997, 1996



             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP



                              BOSTON, MASSACHUSETTS

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)



         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                        (ITEMS 8 AND 14 (A) (1) AND (2))




(1)    (a)    Financial Statements of the Registrant                                                    Page
                                                                                                        ----

              Report of Independent Auditors                                                             F-3
              Balance Sheets at December 31, 1998 and 1997                                               F-4
              Statements of Operations for the Years Ended
                 December 31, 1998, 1997 and 1996                                                        F-5
              Statements of Partners' Equity for the Years Ended
                 December 31, 1998, 1997 and 1996                                                        F-6
              Statements of Cash Flows for the Years Ended
                 December 31, 1998, 1997 and 1996                                                        F-7
              Notes to Financial Statements                                                              F-8

       (b)    Financial Statements of the Investee

              Report of Independent Auditors                                                            F-19
              Balance Sheet at December 31, 1998                                                        F-20
              Statement of Operations for the Year Ended December 31, 1998                              F-21
              Statement of Partners' Equity for the Year Ended December 31, 1998                        F-22
              Statement of Cash Flows for the Year Ended December 31, 1998                              F-23
              Notes to Financial Statements                                                             F-24

              Report of Independent Auditors                                                            F-29
              Balance Sheet at December 31, 1997                                                        F-30
              Statement of Operations for the Year Ended December 31, 1997                              F-31
              Statement of Partners' Equity for the Year Ended December 31, 1997                        F-32
              Statement of Cash Flows for the Year Ended December 31, 1997                              F-33
              Notes to Financial Statements                                                             F-34

              Report of Independent Auditors                                                            F-39
              Balance Sheet at December 31, 1996                                                        F-40
              Statement of Operations for the Year Ended December 31, 1996                              F-41
              Statement of Partners' Equity for the Year Ended December 31, 1996                        F-42
              Statement of Cash Flows for the Year Ended December 31, 1996                              F-43
              Notes to Financial Statements                                                             F-44


(2)    Financial Statement Schedules


         Schedule III:       Real Estate and Accumulated Depreciation                                   F-47


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         REPORT OF INDEPENDENT AUDITORS


To the Partners
John Hancock Realty Income Fund-III Limited Partnership


We have audited the accompanying balance sheets of John Hancock Realty Income Fund-III Limited Partnership (the "Partnership") as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of QOCC-1 Associates (a limited partnership in which JH Quince Orchard Partners, a joint venture in which the Partnership has a 50% interest, has a 75% interest) have been audited by other auditors whose reports have been furnished to us; insofar as our opinion on the financial statements relates to data included for QOCC-1 Associates, it is based solely on their reports.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of John Hancock Realty Income Fund-III Limited Partnership at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                ERNST & YOUNG LLP

Boston, Massachusetts
February 8, 1999

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                                 BALANCE SHEETS

                                     ASSETS

                                                           DECEMBER 31,
                                                    1998                1997
                                                 ------------       ------------
Cash and cash equivalents                        $  5,874,797       $  2,505,729
Restricted cash                                        79,541            110,056
Other assets                                          348,339            287,958

Property held for sale                              1,504,448                 --

Investment in property:
   Land                                             7,667,535          8,410,535
   Building and improvements                       21,960,686         24,942,540
                                                 ------------       ------------
                                                   29,628,221         33,353,075
   Less:   accumulated depreciation                 5,633,631          5,478,701
                                                 ------------       ------------
                                                   23,994,590         27,874,374

Investment in joint venture                         7,036,529          7,349,298

Deferred expenses, net of accumulated
   amortization of $1,718,411 in 1998 and
   $1,373,339 in 1997                                 959,492          1,467,784
                                                 ------------       ------------

       Total assets                              $ 39,797,736       $ 39,595,199
                                                 ============       ============


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:

   Accounts payable and accrued expenses         $    383,720       $    212,129
   Accounts payable to affiliates                     232,430            131,445
                                                 ------------       ------------

       Total liabilities                              616,150            343,574

Partners' equity/(deficit):

   General partners                                   (38,068)           (52,449)
   Limited partners                                39,219,654         39,304,074
                                                 ------------       ------------

       Total partners' equity                      39,181,586         39,251,625
                                                 ------------       ------------

       Total liabilities and partners' equity    $ 39,797,736       $ 39,595,199
                                                 ============       ============

                       See Notes to Financial Statements.

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                                       YEARS ENDED DECEMBER 31,
                                                 1998            1997          1996
                                             -----------     -----------    -----------
Income:

     Rental income                           $ 4,091,476     $ 3,600,452    $ 3,606,964
     Income from joint venture                   716,157         704,292        701,988
     Interest income                             150,593         142,959        145,734
     Gain on sale                                783,054              --             --
                                             -----------     -----------    -----------

       Total income                            5,741,280       4,447,703      4,454,686

Expenses:

     Depreciation                                779,967         829,665        829,665
     Amortization of deferred expenses           371,435         367,546        327,697
     Property operating expenses                 308,655         314,874        323,918
     General and administrative expenses         507,234         356,011        357,389
                                             -----------     -----------    -----------

       Total expenses                          1,967,291       1,868,096      1,838,669
                                             -----------     -----------    -----------

       Net income                            $ 3,773,989     $ 2,579,607    $ 2,616,017
                                             ===========     ===========    ===========

Allocation of net income:

       General Partner                       $   206,582     $   183,175    $   183,416
       John Hancock Limited Partner              302,616         276,868        276,653
       Investors                               3,264,791       2,119,564      2,155,948
                                             -----------     -----------    -----------
                                             $ 3,773,989     $ 2,579,607    $ 2,616,017
                                             ===========     ===========    ===========

Net Income per Unit                          $      1.35     $      0.88    $      0.89
                                             ===========     ===========    ===========

                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                      GENERAL       LIMITED
                                                      PARTNER       PARTNERS         TOTAL
                                                     ---------    ------------    ------------
Partners' equity/(deficit) at January 1, 1996
   (2,415,234 Units outstanding)                       (44,553)     41,590,304      41,545,751

Less:  Cash distributions                             (182,286)     (3,463,437)     (3,645,723)

Add:   Net income                                      183,416       2,432,601       2,616,017
                                                     ---------    ------------    ------------

Partners' equity/(deficit) at December 31, 1996
   (2,415,234 Units outstanding)                       (43,423)     40,559,468      40,516,045

Less:  Cash distributions                             (192,201)     (3,651,826)     (3,844,027)

Add:   Net income                                      183,175       2,396,432       2,579,607
                                                     ---------    ------------    ------------

Partners' equity/(deficit) at December 31, 1997
   (2,415,234 Units outstanding)                       (52,449)     39,304,074      39,251,625

Less:  Cash distributions                             (192,201)     (3,651,827)     (3,844,028)

Add:   Net income                                      206,582       3,567,407       3,773,989
                                                      --------    ------------    ------------

Partners' equity/(deficit) at December 31, 1998
   (2,415,234 Units outstanding)                     ($ 38,068)   $ 39,219,654    $ 39,181,586
                                                      ========    ============    ============



                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                 1998          1997           1996
                                                                             -----------    -----------    -----------
Operating activities:
     Net income                                                              $ 3,773,989    $ 2,579,607    $ 2,616,017

     Adjustments to reconcile net income to net cash provided by operating activities:
        Gain on sale of property                                                (783,054)            --             --
        Depreciation                                                             779,967        829,665        829,665
        Amortization of deferred expenses                                        371,435        367,546        327,697
        Cash distributions over equity
           in income from joint venture                                          312,769        289,507        268,318
                                                                             -----------    -----------    -----------
                                                                               4,455,106      4,066,325      4,041,697

     Changes in operating assets and liabilities:
        (Increase)/decrease in restricted cash                                    30,515         (2,097)        (9,751)
        (Increase)/decrease in other assets                                      (60,381)      (107,416)       116,939
        (Decrease)/increase in accounts payable and
           accrued expenses                                                      171,591        (75,245)        46,985
        Increase in accounts payable
           to affiliates                                                         100,985         37,978         55,055
                                                                             -----------    -----------    -----------
              Net cash provided by operating activities                        4,697,816      3,919,545      4,250,925

Investing activities:
     Proceeds from sale of property                                            2,645,995             --             --
     Increase in deferred expenses and other assets                             (130,715)      (233,648)      (372,615)
                                                                             ------------   -----------    -----------
              Net cash provided by/(used) in investing activities              2,515,280       (233,648)      (372,615)

Financing activities:
     Cash distributed to Partners                                             (3,844,028)    (3,844,027)    (3,645,723)
                                                                             ------------   -----------    -----------
              Net cash used in financing activities                           (3,844,028)    (3,844,027)    (3,645,723)
                                                                             ------------   -----------    -----------
              Net (decrease)/increase in cash and
                 cash equivalents                                              3,369,068       (158,130)       232,587

              Cash and cash equivalents at beginning
                 of year                                                       2,505,729      2,663,859      2,431,272
                                                                             -----------    -----------    -----------
              Cash and cash equivalents at end
                 of year                                                     $ 5,874,797    $ 2,505,729    $ 2,663,859
                                                                             ===========    ===========    ===========

                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION OF PARTNERSHIP

     John Hancock Realty Income Fund-III Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on November 4, 1988. As of December 31, 1998, the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-III Assignor, Inc. (the "Assignor Limited Partner"); and 2,321 Unitholders (the "Investors"). The Assignor Limited Partner holds five Investor Limited Partnership Interests for its own account and 2,415,229 Assignee Units (the "Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,100, representing capital contributions of $1,000 from the General Partner, $1,000 from the John Hancock Limited Partner, and $100 from the Assignor Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Units at $20 per unit. During the offering period, which terminated on February 15, 1991, 2,415,229 Units were sold and the John Hancock Limited Partner made additional capital contributions of $3,863,366. There were no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

     Cash equivalents are highly liquid investments with original maturities of three months or less when purchased. These investments are recorded at cost plus accrued interest, which approximates market value. Restricted cash represents funds restricted for tenant security deposits.

     Investments in property are recorded at cost less any property write-downs for impairment in value. Cost includes the initial purchase price of the property plus acquisition costs and the cost of significant improvements.

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

     The net income per Unit for the years ended December 31, 1998, 1997 and 1996 is calculated by dividing the Investors' share of net income by the number of Units outstanding during each year.


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

4.   TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

     Fees, commissions and other costs incurred or paid by the General Partner or its affiliates during the three years ended December 31, 1998, 1997 and 1996, and to which the General Partner or its affiliates are entitled to reimbursement from the Partnership were $234,860, $244,487 and $179,330, respectively.

     The Partnership provides indemnification to the General Partner and its affiliates for any acts or omissions of the General Partner good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described in Note 9. Accordingly, included in the Statements of Operations for the years ended December 31, 1998, 1997, and 1996 were $82,745, $54,092, and $41,475, respectively, representing the Partnership's share of costs incurred by the General Partner and its affiliates relating to the class action complaint. As of December 31, 1998, the Partnership has incurred a total of $178,312 as its share of the costs incurred by the General Partner and its affiliates resulting from this matter.

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

5.   INVESTMENT IN PROPERTY

     Investment in property at cost, less any write-downs, consists of managed, fully-operating, commercial real estate as follows:

                                                        December 31,
                                                   1998            1997
                                               ------------     ------------
 Palms of Carrollwood Shopping Center          $ 10,930,578     $ 10,930,578
 Yokohama Tire Warehouse                          9,352,221        9,352,221
 Purina Mills Distribution Building               4,203,406        4,203,406
 Allmetal Distribution Building                          --        1,636,050
 Stone Container Building                                --        2,088,804
 Business Center at Pureland                      5,142,016        5,142,016
                                               ------------     ------------
                                               $ 29,628,221     $ 33,353,075
                                               ============     ============

     On December 29, 1998, the Partnership sold the Stone Container Building and received net sales proceeds of $2,645,995, after deductions for commissions and selling expenses. This transaction generated a gain of $783,054, representing the difference between the net sales price and the property's carrying value of 1,862,941.

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5.   INVESTMENT IN PROPERTY (CONTINUED)

     During June 1998, the Allmetal Distribution Building was listed for sale. Accordingly, this property is classified as "Property Held for Sale" on the Balance Sheet at December 31, 1998 at its carrying value, which is not in excess of its estimated fair value, less selling costs.

     The real estate market is cyclical in nature and is materially affected by general economic trends and economic conditions in the market where a property is located. As a result, determination of real estate values involves subjective judgments. These judgments are based on current market conditions and assumptions related to future market conditions. These assumptions involve, among other things, the availability of capital, occupancy rates, rental rates, interest rates and inflation rates. Amounts ultimately realized from each property may vary significantly from the values presented and the differences could be material. Actual market values of real estate can be determined only by negotiation between the parties in a sales transaction.

     The Partnership leases its properties to non-affiliated tenants primarily under long-term operating leases.

     At December 31, 1999, future minimum rentals on non-cancelable leases relating to the above properties were as follows:

                       1999               2,363,674
                       2000               2,053,693
                       2001               1,789,492
                       2002               1,670,579
                       2003               1,655,420
                       Thereafter         3,608,060
                                       ------------
                          Total        $ 13,140,917
                                       ============

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

     Net cash flow from QOCC-1 Associates is distributed in the following order of priority: (i) to the payment of all debts and liabilities of QOCC-1 Associates and to fund reserves deemed reasonably necessary; ii), to the partners in proportion to their respective invested capital until each has received a 9% return on invested capital and iii) the balance, if any, to the partners in proportion to their interests. Prior to 1996, QOCC-1 Associates had not provided the partners with a return in excess of 9% on their invested capital. During 1998, 1997 and 1996, the partners received a return on invested capital of approximately 12%.

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

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6.   INVESTMENT IN JOINT VENTURE (CONTINUED)

     Summarized financial information for QOCC-1 Associates is as follows:

                                          Financial Position at
                                               December 31,
                                          1998              1997
                                      ------------      ------------
Current assets                        $    535,140      $    148,840
Deferred expenses, net                   1,280,719         1,530,759
Other assets                             1,330,111         1,544,230
Investment in property, net             11,590,339        11,951,074
                                      ------------      ------------
    Total assets                      $ 14,736,309      $ 15,174,903
                                      ============      ============

Current liabilities                   $    484,303      $    251,928
Partners' equity                        14,252,006        14,922,975
                                      ------------      ------------
    Total liabilities and equity      $ 14,736,309      $ 15,174,903
                                      ============      ============

                                     Results of Operations
                                    Years Ended December 31,
                             1998             1997             1996
                          -----------      -----------      -----------
Total income              $ 2,788,939      $ 2,761,035      $ 2,754,712
Total expenses              1,198,608        1,212,058        1,220,531
                          -----------      -----------      -----------
    Net income            $ 1,590,331      $ 1,548,977      $ 1,534,181
                          ===========      ===========      ===========

     The Affiliated Joint Venture's share of QOCC-1 Associates' partners' equity was $14,009,111 and $14,634,651 at December 31, 1998 and 1996,
     respectively. The Affiliated Joint Venture's share of QOCC-1 Associates' net income was $1,432,312, $1,408,588 and $1,403,992 for the years ended December 31, 1998, 1997 and 1996, respectively. As noted above, the Partnership has a 50% interest in the Affiliated Joint Venture.

7.   DEFERRED EXPENSES

     Deferred expenses consist of the following:

                                                  Unamortized Balance at
                                                       December 31,
            Description                            1998             1997
------------------------------------------      ---------       -----------
$152,880 of acquisition fees for
investment in the Affiliated Joint
Venture.  This amount
is amortized over a period
of 31.5 years.                                  $ 104,549       $   109,402

$1,002,755 of tenant improvements.  These
amounts are amortized over the terms
of the leases to which they relate.               519,358           775,877

$448,648 of lease commissions.  These
amounts are amortized over the terms
of the leases to which they relate.               297,241           390,787

$1,073,620 of acquisition fees paid to the
General Partner.  This amount
is amortized over a period of
eighty-four months.                                38,344           191,718
                                                ---------       -----------
                                                $ 959,492       $ 1,467,784
                                                =========       ===========

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

8.   FEDERAL INCOME TAXES

     A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:


                                                            Years Ended December 31,
                                                    1998            1997             1996
                                                -----------     -----------     -----------
Net income per Statements of Operations         $ 3,773,989     $ 2,579,607     $ 2,616,017

Add/(less):   Excess of book depreciation
                 over tax depreciation               91,319         138,779         141,284
              Excess of book amortization
                 over tax amortization              187,342         189,010         159,378
              Other income                          (56,079)       (211,950)        (48,622)
              Other expenses                        199,840          11,628         101,918
                                                -----------     -----------     -----------


Net income for federal income tax purposes      $ 4,196,411     $ 2,707,074     $ 2,969,975
                                                ===========     ===========     ===========

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

     The Partnership and the other defendants have answered the complaint, denying the material allegations and raising numerous affirmative defenses. Discovery has commenced, and the Partnership and other defendants have produced documents relating to the plaintiff's claims. No depositions are scheduled. The court has heard the defendants' motion to dismiss certain claims on grounds of the expiration of the statutes of limitations and has stated it intends to hold a further hearing on that matter to determine whether the case can be resolved by the disposition of certain claims. The Partnership and the other defendants intend to move to decertify the class and for summary judgment dismissing the breach of contract claims.

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

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

9.   CONTINGENCIES (CONTINUED)

     The Partnership has incurred an aggregate of approximately $446,000 in legal expenses in connection with this matter. Of this amount, approximately $268,000 relates to the Partnership's own defense and approximately $178,000 relates to indemnification of the General Partner and its affiliates for their defense. These expenses are funded from the operations of the Partnership.

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

10.  SUBSEQUENT EVENTS

     On February 12, 1999, the Partnership made a cash distribution in the aggregate amount of $4,144,685. Of this amount, $1,510,154 was generated from Distributable Cash from Operations for the year ended December 31, 1998 less amounts previously distributed, and $2,634,531 was generated from Distributable Cash from Sales, Financings or Repayments during the year ended December 31, 1998. These amounts were distributed in accordance with the Partnership Agreement and were allocated as follows:

                                   Dist. Cash         Dist. Cash From
                                 From Operations    Sales or Financings
                                 ---------------    -------------------
Investors                          $ 1,328,376          $ 2,439,381
John Hancock Limited Partner           106,270              195,151
General Partner                         75,508                   --
                                   -----------          -----------
Total                              $ 1,510,154          $ 2,634,532
                                   ===========          ===========

     On February 25, 1999, the Partnership sold the Allmetal Distribution Building and received net sales proceeds of approximately $2,080,000, after deductions for commissions and selling expenses. This transaction generated a gain of approximately $576,000, representing the difference between the net sales price and the property's carrying value of 1,504,448.

                            FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITORS' REPORT

                                QOCC-1 ASSOCIATES

                                DECEMBER 31, 1998

                                QOCC-1 ASSOCIATES

                                TABLE OF CONTENTS


                                                                           PAGE




INDEPENDENT AUDITORS' REPORT                                               F-19


FINANCIAL STATEMENTS


         BALANCE SHEET                                                     F-20


         STATEMENT OF INCOME                                               F-21


         STATEMENT OF PARTNERS' EQUITY                                     F-22


         STATEMENT OF CASH FLOWS                                           F-23


         NOTES TO FINANCIAL STATEMENTS                                     F-24

                          INDEPENDENT AUDITORS' REPORT


To the Partners
QOCC-1 Associates


         We have audited the accompanying balance sheet of QOCC-1 Associates as of December 31, 1998, and the related statements of income, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QOCC-1 Associates as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.




Bethesda, Maryland
January 11, 1999

                                QOCC-1 Associates
                                  BALANCE SHEET
                                December 31, 1998



                                     ASSETS
RENTAL PROPERTY
    Land                                                            $ 3,670,000
    Land improvements                                                    35,425
    Building                                                         11,461,343
    Building improvements                                                92,888
                                                                     15,259,656
Less accumulated depreciation                                         3,669,317
                                                                     11,590,339
OTHER ASSETS
    Cash and cash equivalents                                           535,140
    Prepaid taxes and insurance                                         103,669
    Prepaid leasing commissions                                         129,482
    Deferred rent concessions                                         1,280,719
    Leasing costs, less accumulated
        amortization of $1,056,405                                    1,096,960
                                                                    -----------
                                                                    $14,736,309
                                                                    ===========
                        LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
    Accounts payable and accrued expenses                           $    16,806
    Security deposit                                                    231,957
    Advanced rent                                                       235,540
                                                                        484,303
COMMITMENT                                                                   --
PARTNERS' EQUITY                                                     14,252,006
                                                                    -----------
                                                                    $14,736,309
                                                                    ===========








                        See notes to financial statements

                                QOCC-1 Associates
                               STATEMENT OF INCOME
                          Year ended December 31, 1998


Revenue
    Rental income-base                                                $2,691,797
    Rental income-reimbursements                                          83,409
    Interest income                                                       13,733
                                                                      ----------
           Total revenue                                               2,788,939
Expenses
    Accounting                                              $  8,565
    Miscellaneous                                              1,537
    Commissions                                               86,320
    Depreciation and amortization                            592,307
    Insurance                                                  5,749
    Management fees                                           52,983
    Personnel services                                        66,152
    Repairs and maintenance                                  173,209
    Supplies                                                   2,836
    Taxes                                                    205,711
    Utilities                                                  3,239
                                                            --------
           Total expenses                                              1,198,608
                                                                      ----------
           NET INCOME                                                 $1,590,331
                                                                      ==========











                        See notes to financial statements

                                QOCC-1 Associates

                          STATEMENT OF PARTNERS' EQUITY

                          Year ended December 31, 1998


                                       Equity at                                        Equity at
                                       January 1,                                      December 31,
                                         1998          Net Income     Distributions       1998
                                      -----------      ----------     -------------    -----------

JH Quince Orchard Partners            $14,634,651      $1,432,312      $(2,057,852)     $14,009,111
Quad Properties, Inc.                     288,324         158,019         (203,448)         242,895
                                      -----------      ----------      -----------      -----------
                                      $14,922,975      $1,590,331      $(2,261,300)     $14,252,006
                                      ===========      ==========      ===========      ===========


















                        See notes to financial statements

                                QOCC-1 Associates

                            STATEMENT OF CASH FLOWS

                          Year ended December 31, 1998



Cash flows from operating activities
    Net income                                                      $ 1,590,331
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation and amortization                                   592,307
        Increase in prepaid taxes and insurance                          (3,669)
        Decrease in prepaid leasing commissions                          86,320
        Decrease in deferred rent concessions                            31,555
        Increase in leasing costs                                          (584)
        Decrease in accounts payable and accrued expenses                (3,168)
        Increase in advanced rent                                       235,540
           Net cash provided by operating activities                  2,528,632
                                                                    -----------
Cash flows from investing activities
    Investment in rental property                                       (12,990)
           Net cash used in investing activities                        (12,990)
                                                                    -----------
Cash flows from financing activities
    Distributions to partners                                        (2,261,300)
           Net cash used in financing activities                     (2,261,300)
                                                                    -----------
           NET INCREASE IN CASH AND CASH EQUIVALENTS                    254,342
Cash and cash equivalents, beginning                                    280,798
Cash and cash equivalents, end                                      $   535,140
                                                                    ===========









                        See notes to financial statements

                                QOCC-1 Associates

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1998



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

                                December 31, 1998



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

     Future minimum base rental payments due under the noncancelable operating lease are as follows:

                          Year ending
                          December 31,
                          ------------
                             1999                          $ 2,791,436
                             2000                            2,861,222
                             2001                            2,932,752
                             2002                            3,006,071
                             2003                            3,081,223
                       Thereafter                              515,633
                                                           -----------
                                                           $15,188,337
                                                           ===========


                                QOCC-1 Associates

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1998



NOTE C - RELATED PARTY TRANSACTION

     During 1998, the partnership incurred charges of approximately $121,827 for management fees, personnel services and supplies provided by affiliates of one of the partners.

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

NOTE E - CONCENTRATION OF CREDIT RISK

     The partnership maintains its cash balances in two banks. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 by each bank. As of December 31, 1998, the uninsured portion of the cash balances held at the banks was $131,957.

                            FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITORS' REPORT

                                QOCC-1 ASSOCIATES

                                DECEMBER 31, 1997

                                QOCC-1 ASSOCIATES

                                TABLE OF CONTENTS




                                                                           PAGE


INDEPENDENT AUDITORS' REPORT                                               F-29


FINANCIAL STATEMENTS


         BALANCE SHEET                                                     F-31


         STATEMENT OF INCOME                                               F-31


         STATEMENT OF PARTNERS' EQUITY                                     F-32


         STATEMENT OF CASH FLOWS                                           F-33


         NOTES TO FINANCIAL STATEMENTS                                     F-34

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




Bethesda, Maryland
January 8, 1998

                                QOCC-1 Associates
                                  BALANCE SHEET
                                December 31, 1997


                               ASSETS
RENTAL PROPERTY
    Land                                                             $ 3,670,000
    Land improvements                                                     35,425
    Building                                                          11,461,343
    Building improvements                                                 79,896
                                                                     -----------
                                                                      15,246,664
    Less accumulated depreciation                                      3,295,590
                                                                     -----------
                                                                      11,951,074
OTHER ASSETS
    Cash and cash equivalents                                            280,798
    Prepaid taxes and insurance                                           99,999
    Prepaid leasing commissions                                          215,803
    Deferred rent concessions                                          1,312,273
    Leasing costs, less accumulated
        amortization of $837,831                                       1,314,956
                                                                     -----------
                                                                       3,223,829
                                                                     -----------
                                                                     $15,174,903
                                                                     ===========
                 LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
    Accounts payable and accrued expenses                            $    19,971
    Security deposit                                                     231,957
                                                                     -----------
                                                                         251,928
COMMITMENT                                                                    --
PARTNERS' EQUITY                                                      14,922,975
                                                                     -----------
                                                                     $15,174,903
                                                                     ===========







                        See notes to financial statements

                                QOCC-1 Associates

                               STATEMENT OF INCOME

                          Year ended December 31, 1997


Revenue
    Rental income - base                                             $2,691,797
    Rental income - reimbursements                                       67,665
    Interest income                                                       1,573
                                                                     ----------
           Total revenue                                              2,761,035
Expenses
    Accounting                                             $  8,250
    Miscellaneous                                             2,637
    Commissions                                              86,320
    Depreciation and amortization                           589,198
    Insurance                                                 5,772
    Management fees                                          51,691
    Personnel services                                       73,941
    Repairs and maintenance                                 188,130
    Supplies                                                  2,137
    Taxes                                                   197,519
    Utilities                                                 6,463
                                                           --------
        Total expenses                                                1,212,058
                                                                     ----------
        NET INCOME                                                   $1,548,977
                                                                     ==========













                       See notes to financial statements

                                QOCC-1 Associates

                          STATEMENT OF PARTNERS' EQUITY

                          Year ended December 31, 1997



                                      Equity at                                     Equity at
                                      January 1,                                   December 31,
                                        1997        Net income     Distributions       1997
                                     -----------    ----------     -------------   -----------

JH Quince Orchard Partners           $15,213,661    $1,408,588      $(1,987,598)   $14,634,651
Quad Properties, Inc.                    327,337       140,389         (179,402)       288,324
                                     -----------    ----------      -----------    -----------
                                     $15,540,998    $1,548,977      $(2,167,000)   $14,922,975
                                     ===========    ==========      ===========    ===========















                        See notes to financial statements

                                QOCC-1 Associates

                             STATEMENT OF CASH FLOWS

                          Year ended December 31, 1997


Cash flows from operating activities
    Net income                                                         $ 1,548,977
    Adjustments to reconcile net income to net cash
    provided by operating activities
        Depreciation and amortization                                      589,198
        Increase in prepaid taxes and insurance                             (3,904)
        Decrease in accounts payable and accrued expenses                   (9,599)
        Decrease in prepaid leasing commissions                             86,319
        Decrease in prepaid rent and security deposit                     (215,131)
        Increase in deferred rent concessions                              (34,868)
                                                                       -----------
           Net cash provided by operating activities                     1,960,992
                                                                       -----------
Cash flows from investing activities
    Investment in rental property                                          (16,760)
                                                                       -----------
           Net cash used in investing activities                           (16,760)
                                                                       -----------
Cash flows from financing activities
    Distributions to partners                                           (2,167,000)
                                                                       -----------
           Net cash used in financing activities                        (2,167,000)
                                                                       -----------
           NET DECREASE IN CASH AND CASH EQUIVALENTS                      (222,768)

Cash and cash equivalents, beginning                                       503,566
                                                                       -----------
Cash and cash equivalents, end                                         $   280,798
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

     Future minimum base rental payments due under the noncancelable operating lease are as follows:


             Year ending
             December 31,
             -----------
                1998                                   $ 2,723,352
                1999                                     2,791,436
                2000                                     2,861,222
                2001                                     2,932,752
                2002                                     3,006,071
          Thereafter                                     3,596,856
                                                       -----------
                                                       $17,911,689
                                                       ===========


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

                                DECEMBER 31, 1996

                                     QOCC-1

                                TABLE OF CONTENTS


                                                                           PAGE


INDEPENDENT AUDITORS' REPORT                                               F-39


FINANCIAL STATEMENTS


         BALANCE SHEET                                                     F-40


         STATEMENT OF INCOME                                               F-41


         STATEMENT OF PARTNERS' EQUITY                                     F-42


         STATEMENT OF CASH FLOWS                                           F-43


         NOTES TO FINANCIAL STATEMENTS                                     F-44

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
                                                                    -----------

                                                                     12,304,945
                                                                    -----------
OTHER ASSETS
    Cash and cash equivalents                                           503,566
    Prepaid taxes and insurance                                          96,095
    Prepaid leasing commissions                                         302,122
    Deferred rent                                                     1,277,405
    Leasing costs, less accumulated amortization
       of $619,264                                                    1,533,523
                                                                      3,712,711

                                                                    $16,017,656
                                                                    ===========
                    LIABILITIES AND PARTNERS= EQUITY

LIABILITIES
    Accounts payable and accrued expenses                           $    29,570
    Prepaid rent and security deposit                                   447,088
                                                                    -----------
                                                                        476,658

COMMITMENT                                                                   --

PARTNERS= EQUITY                                                     15,540,998
                                                                    -----------
                                                                    $16,017,656
                                                                    ===========














                        See notes to financial statements

                                QOCC-1 Associates

                               STATEMENT OF INCOME

                          Year ended December 31, 1996


Revenue
    Rental income - base                                           $2,691,797
    Rental income - escalations                                        61,015
    Interest income                                                     1,900
                                                                   ----------
                  Total revenue                                     2,754,712

Expenses
    Accounting                                              8,100
    Advertising and promotion                               1,271
    Bad debts                                                 576
    Commissions                                            86,320
    Depreciation and amortization                         588,496
    Insurance                                               5,503
    Legal                                                   1,371
    Management fees                                        50,430
    Personnel services                                     76,801
    Repairs and maintenance                               199,601
    Supplies                                                2,145
    Taxes                                                 191,609
    Travel                                                     21
    Utilities                                               8,287
       Total expenses                                     -------   1,220,531
                                                                   ----------
        NET INCOME                                                 $1,534,181
                                                                   ==========
























                        See notes to financial statements

                                QOCC-1 Associates

                          STATEMENT OF PARTNERS' EQUITY

                          Year ended December 31, 1996


                                          Equity at                                       Equity at
                                          January 1,                                     December 31,
                                            1996         Net income     Distributions       1996
                                         -----------     ----------     -------------    -----------

JH Quince Orchard Partners               $15,750,296     $1,403,992      $(1,940,627)     $15,213,661
Quad Properties, Inc.                        361,521        130,189         (164,373)         327,337
                                         -----------     ----------      -----------      -----------
                                         $16,111,817     $1,534,181      $(2,105,000)     $15,540,998
                                         ===========     ==========      ===========      ===========











                        See notes to financial statements

                                QOCC-1 Associates

                             STATEMENT OF CASH FLOWS

                          Year ended December 31, 1996


Cash flows from operating activities
   Net income                                                             $ 1,534,181
   Adjustments to reconcile net income to net
   cash provided by operating activities
      Depreciation and amortization                                           588,496
      Decrease in accounts receivable - other                                   2,186
      Increase in prepaid taxes and insurance                                  (1,418)
      Increase in accounts payable and accrued expenses                        10,005
      Decrease in prepaid leasing commissions                                  86,320
      Increase in prepaid rent and security deposit                               910
      Increase in deferred rent                                               (99,671)
                                                                          -----------
           Net cash provided by operating activities                        2,121,009
                                                                          -----------
   Investment in rental property                                              (30,514)
                                                                          -----------
           Net cash used in investing activities                              (30,514)
                                                                          -----------
Cash flows from financing activities
     Distributions to partners                                             (2,105,000)
                                                                          -----------
           Net cash used in financing activities                           (2,105,000)
           NET DECREASE IN CASH AND CASH EQUIVALENTS                          (14,505)

Cash and cash equivalents, beginning                                          518,071
                                                                          -----------
Cash and cash equivalents, end                                            $   503,566
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

     Future minimum base rental payments due under the noncancelable operating lease are as follows:


               Year Ending
               December 31,                    Amount
               -----------                  -----------

                1997                        $ 2,656,929
                1998                          2,723,352
                1999                          2,791,436
                2000                          2,861,222
                2001                          2,932,752
          Thereafter                          6,602,927
                                            -----------
                                            $20,568,618
                                            ===========


                                QOCC-1 Associates

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

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                                  SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                          YEAR ENDED DECEMBER 31, 1998


                                                                                          Costs Capitalized
                                          Initial Costs to Partnership                Subsequent to Acquisition
                                     ------------------------------------------    --------------------------------
                                                                  Buildings and                     Write-down of
Description                          Encumbrances        Land     Improvements     Improvements    Carrying Value(1)
-----------                          ------------        ----     -------------    ------------    ----------------

Palms of Carrollwood
  Shopping Center
Tampa, FL                                 --         $6,000,000     $6,359,816        $2,162          $(1,431,400)

Yokohama Tire Warehouse
Louisville, KY                            --            742,000      8,610,221            --                   --

Purina Mills Distribution
  Building
St. Louis, MI                             --            570,400      3,633,006            --                   --

Business Center at Pureland
Bridgeport, NJ                            --          1,050,000      4,092,016            --                   --
                                      ------         ----------    -----------        ------          -----------
                                          --         $8,362,400    $22,695,059        $2,162          $(1,431,400)
                                      ======         ==========    ===========        ======          ===========


                                                                                                                     Life on Which
                                                 Gross Amount                                                         Depreciation
                                       At Which Carried At Close of Period                                              in Latest
                                      ------------------------------------                                             Statement of
                                                Buildings and                Accumulated       Date of        Date    Operations is
Description                           Land      Improvements    Total(2)    Depreciation(3)  Construction   Acquired    Computed
-----------                           ----      -------------   -------     --------------   ------------   -------- --------------

Palms of Carrollwood
  Shopping Center
Tampa, FL                          $5,305,135   $ 5,625,443    $10,930,578    $1,724,630         1984       12/28/89      30 Years

Yokohama Tire Warehouse
Louisville, KY                        742,000     8,610,221      9,352,221     2,140,596         1991        7/17/91      30 Years

Purina Mills Distribution
  Building
St. Louis, MI                         570,400     3,633,006      4,203,406       847,701         1991       12/27/91      30 Years

Business Center at Pureland
Bridgeport, NJ                      1,050,000     4,092,016      5,142,016       920,704         1989        3/27/92      30 Years
                                   ----------   -----------    -----------    ----------
                                   $7,667,535   $21,960,686    $29,628,221    $5,633,631
                                   ==========   ===========    ===========    ==========


(1) This write-down of carrying value represents an impairment in the value of the property based upon the General Partner's estimate.

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            SCHEDULE III (CONTINUED)

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                          YEAR ENDED DECEMBER 31, 1998


(2) The Partnership's properties' aggregate cost for federal income tax purposes at December 31, 1998 are as follows:

     Property                                                          Amount
     --------                                                          ------

     Palms of Carrollwood Shopping Center                           $13,393,545
     Yokohama Tire Warehouse                                          9,352,221
     Purina Mills Distribution Building                               4,203,406
     Business Center at Pureland                                      5,335,677
                                                                    -----------
                                                                    $32,284,849
                                                                    ===========


     The Partnership's aggregate cost for federal income tax purposes may differ from the aggregate cost for Financial Statement purposes.
     The tax basis excludes property write-downs which were recognized for Financial Statement purposes.

(3)  Reconciliation of Real Estate and Accumulated Depreciation:


                                                           Years Ended December 31,
                                                   ------------------------------------------
                                                       1998            1997           1996
                                                   -----------     -----------    -----------
Investment in Real Estate
Balance at beginning of year                       $33,353,075     $33,353,075    $33,353,075
    Other acquisitions                                      --              --             --
    Sale of property                                (2,088,804)             --             --
                                                   -----------     -----------    -----------
Balance at end of year                             $31,264,271     $33,353,075    $33,353,075
                                                   ===========     ===========    ===========
Accumulated Depreciation

Balance at beginning of year                       $ 5,478,701     $ 4,649,036    $ 3,819,371
    Additions charged to costs and expenses            779,967         829,665        829,665
                                                   -----------     -----------    -----------
Balance at end of year                             $ 6,258,668     $ 5,478,701    $ 4,649,036
                                                   ===========     ===========    ===========
