Form 10-Q
period 1999-03-31
HANCOCK JOHN REALTY INCOME FUND III LIMITED PARTNERSHIP
filed 1999-05-17
CIK 842741

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED   March 31, 1999
                              --------------------------------------------------
                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM        N/A
                              --------------------------------------------------

COMMISSION FILE NUMBER              0-18563
                      ----------------------------------------------------------

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Massachusetts                                 04-3025607
-----------------------------------        -------------------------------------
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

                             Yes  X   No
                                 ---     ---

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                                    INDEX


PART I:   FINANCIAL INFORMATION                                           PAGE

          Item 1 - Financial Statements:

                   Balance Sheets at March 31, 1999 and
                   December 31, 1998                                         3

                   Statements of Operations for the Three
                   Months Ended March 31, 1999 and 1998                      4

                   Statements of Partners' Equity for the
                   Three Months Ended March 31, 1999 and
                   for the Year Ended December 31, 1998                      5

                   Statements of Cash Flows for the Three
                   Months Ended March 31, 1999 and 1998                      6

                   Notes to Financial Statements                          7-12

          Item 2   Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                            13-17


PART II:  OTHER INFORMATION                                                 18

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS
                                                                 MARCH 31,        DECEMBER 31,
                                                                   1999              1998
                                                                   ----              ----

Cash and cash equivalents                                     $  4,758,226       $  5,874,797
Restricted cash                                                     79,541             79,541
Other assets                                                       267,395            348,339

Property held for sale                                           3,456,208          1,504,448

Investment in property:
     Land                                                        7,097,135          7,667,535
     Building and improvements                                  18,327,680         21,960,686
                                                              ------------       ------------
                                                                25,424,815         29,628,221
     Less: accumulated depreciation                              4,938,222          5,633,631
                                                              ------------       ------------
                                                                20,486,593         23,994,590

Investment in joint venture                                      6,984,176          7,036,529

Deferred expenses, net of accumulated
     amortization of $1,786,627 in 1999 and
     $1,718,411 in 1998                                            778,653            959,492
                                                              ------------       ------------
         Total assets                                         $ 36,810,792       $ 39,797,736
                                                              ============       ============

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
     Accounts payable and accrued expenses                    $    313,958       $    383,720
     Accounts payable to affiliates                                229,295            232,430
                                                              ------------       ------------
         Total liabilities                                         543,253            616,150

Partners' equity/(deficit):
     General partner's                                             (64,025)           (38,068)
     Limited partners'                                          36,331,564         39,219,654
                                                              ------------       ------------
         Total partners' equity                                 36,267,539         39,181,586
                                                              ------------       ------------
         Total liabilities and partners' equity               $ 36,810,792       $ 39,797,736
                                                              ============       ============


                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                     1999                1998
                                                  ----------          ----------
Income:

     Rental income                                $  796,684          $  907,535
     Income from joint venture                       201,402             191,122
     Interest income                                  57,178              32,894
     Gain on sale                                    575,591                  --
                                                  ----------          ----------
         Total income                              1,630,855           1,131,551

Expenses:

     Depreciation                                    162,384             207,416
     General and administrative expenses              81,574              56,219
     Amortization of deferred expenses                72,027              87,456
     Property operating expenses                      84,232              59,776
                                                  ----------          ----------

         Total expenses                              400,217             410,867
                                                  ----------          ----------

         Net income                               $1,230,638          $  720,684
                                                  ==========          ==========
Allocation of net income:

     General Partner                              $   49,551          $   48,953
     John Hancock Limited Partner                         --              73,443
     Investors                                     1,181,087             598,288
                                                  ----------          ----------
                                                  $1,230,638          $  720,684
                                                  ==========          ==========
Net Income per Unit                               $      .49          $      .25
                                                  ==========          ==========

















                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' EQUITY
                                   (UNAUDITED)

                      THREE MONTHS ENDED MARCH 31, 1999 AND
                          YEAR ENDED DECEMBER 31, 1998

                                                          GENERAL             LIMITED
                                                          PARTNER             PARTNERS              TOTAL
                                                          -------             --------              -----
Partners' equity/(deficit) at January 1, 1998
     (2,415,234 Units outstanding)                     $    (52,449)        $ 39,304,074         $ 39,251,625

Less:    Cash distributions                                (192,201)          (3,651,827)          (3,844,028)

Add:     Net income                                         206,582            3,567,407            3,773,989
                                                       ------------         ------------         ------------

Partners' equity/(deficit) at December 31, 1998
     (2,415,234 Units outstanding)                          (38,068)          39,219,654           39,181,586

Less:    Cash distributions                                 (75,508)          (4,069,177)          (4,144,685)

Add:     Net income                                          49,551            1,181,087            1,230,638
                                                       ------------         ------------         ------------
Partners' equity/(deficit) at March 31, 1999
     (2,415,234 Units outstanding)                     $    (64,025)        $ 36,331,564         $ 36,267,539
                                                       ============         ============         ============
















                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                            1999              1998
                                                                            ----              ----
Operating activities:
     Net income                                                         $ 1,230,638       $   720,684

     Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                       162,384           207,416
         Amortization of deferred expenses                                   72,027            87,456
         Cash distributions over equity
              in income from joint venture                                   52,354            68,116
         Gain on sale of property                                          (575,591)               --
                                                                        -----------       -----------
                                                                            941,812         1,083,672

     Changes in operating assets and liabilities:
         Increase in restricted cash                                             --            (1,583)
         Decrease in other assets                                            80,944            26,982
         Increase/(decrease) in accounts payable and
           accrued expenses                                                 (69,762)           41,445
         Increase (decrease) in accounts payable to affiliates               (3,135)            1,052
                                                                        -----------       -----------
              Net cash provided by operating activities                     949,858         1,151,568

Investing activities:
       Proceeds from sale of property                                     2,080,039                --
       Increase in deferred expenses                                         (1,784)           (6,660)
                                                                        -----------       -----------
              Net cash provided by (used in) investing activities         2,078,255            (6,660)

Financing activities:
     Cash distributed to Partners                                        (4,144,685)         (961,006)
                                                                        -----------       -----------
              Net cash used in financing activities                      (4,144,685)         (961,006)
                                                                        -----------       -----------

              Net increase (decrease) in cash and cash equivalents       (1,116,571)          183,902

              Cash and cash equivalents at beginning of year              5,874,797         2,505,729
                                                                        -----------       -----------

              Cash and cash equivalents at end of period                $ 4,758,226       $ 2,689,631
                                                                        ===========       ===========







                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     ORGANIZATION OF PARTNERSHIP

       John Hancock Realty Income Fund-III Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on November 4, 1988. As of March 31, 1999, the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-III Assignor, Inc. (the "Assignor Limited Partner"); and 2,294 Unitholders (the "Investors"). The Assignor Limited Partner holds five Investor Limited Partnership Interests for its own account and 2,415,229 Assignee Units (the "Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,100, representing capital contributions of $1,000 from the General Partner, $1,000 from the John Hancock Limited Partner, and $100 from the Assignor Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Units at $20 per unit. During the offering period, which terminated on February 15, 1991, 2,415,229 Units were sold and the John Hancock Limited Partner made additional capital contributions of $3,863,366. There were no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

2.     SIGNIFICANT ACCOUNTING POLICIES

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998.

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

       The net income per Unit for the three months ended March 31, 1999 and 1998 is calculated by dividing the Investors' share of net income by the number of Units outstanding at the end of such periods.


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

4.     TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

       Fees, commissions and other costs incurred or paid by the General Partner or its Affiliates during the three months ended March 31, 1999 and 1998, and to which the General Partner or its Affiliates are entitled to reimbursement from the Partnership were $38,793 and $36,970, respectively.

       The Partnership provides indemnification to the General Partner and its Affiliates for any acts or omissions of the General Partner or such Affiliate in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described in Note 9. Accordingly, included in the Statement of Operations for the three months ended March 31, 1999 and 1998 are $12,191 and $3,462, respectively, representing the Partnership's share of costs incurred by the General Partner and its Affiliates relating to the class action complaint. Through March 31, 1999, the Partnership has accrued a total of $190,502 as its share of the costs incurred by the General Partner and its Affiliates resulting from this matter.

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

5.     INVESTMENT IN PROPERTY

       Investment in property at cost, less any write-downs, consists of managed, fully-operating, commercial real estate as follows:


                                                    March 31,       December 31,
                                                      1999              1998
                                                  -----------       -----------
       Palms of Carrollwood Shopping Center       $10,930,578       $10,930,578
       Yokohama Tire Warehouse                      9,352,221         9,352,221
       Purina Mills Distribution Building           4,203,406         4,203,406
       Allmetal Distribution Building                      --                --
       Business Center at Pureland                  5,142,016         5,142,016
                                                  -----------       -----------
                                                  $29,628,221       $29,628,221
                                                  ===========       ===========

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

5.     INVESTMENT IN PROPERTY (CONTINUED)

       During June 1998, the Allmetal Distribution Building was listed for sale. Accordingly, this property was classified as "Property Held for Sale" on the Balance Sheet at December 31, 1998 at its carrying value, which was not in excess of its estimated fair value, less selling costs. On February 25, 1999, the Partnership sold the Allmetal Distribution Building and received net sales proceeds of $2,080,039, after deductions for commissions and selling expenses. This transaction generated a non-recurring gain of $575,591, representing the difference between the net sales price and the property's carrying value of $1,504,448.

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

       On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership which owns and operates the Quince Orchard Corporate Center, a three-story office building and related land and improvements located in Gaithersburg, Maryland. The partnership agreement of QOCC-1 Associates provides that the Affiliated Joint Venture contribute 95% of any required additional capital contributions. Of the cumulative total invested capital in QOCC-1 Associates at March 31, 1999, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

       Net cash flow from QOCC-1 Associates is distributed in the following order of priority: (i) to the payment of all debts and liabilities of QOCC-1 Associates and to fund reserves deemed reasonably necessary; ii), to the partners in proportion to their respective invested capital until each has received a 9% return on invested capital and iii) the balance, if any, to the partners in proportion to their interests. Prior to 1996, QOCC-1 Associates had not provided the partners with a return in excess of 9% on their invested capital. During 1998, 1997 and 1996, the partners received returns on invested capital of approximately 12%.

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

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

7.     DEFERRED EXPENSES

       Deferred expenses consist of the following:

                                                     Unamortized    Unamortized
                                                     Balance At     Balance At
                                                      March 31,     December 31,
       Description                                       1999           1998
       -----------                                   -----------    -----------
       $152,880 of acquisition fees for
       investment in the Affiliated Joint
       Venture.  This amount is amortized
       over a period of 31.5 years                      $103,336       $104,549

       $1,002,755 of tenant improvements.  These
       amounts are amortized over the terms
       of the leases to which they relate                497,645        519,358

       $336,024 of lease commissions.  These
       amounts are amortized over the terms
       of the leases to which they relate                177,672        297,241

       $1,073,621 of acquisition fees paid to the
       General Partner.  This amount is amortized
       over a period of eighty-four months                    --         38,344
                                                        --------       --------
                                                        $778,653       $959,492
                                                        ========       ========

8.     FEDERAL INCOME TAXES

       A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                               Three Months Ended March 31,
                                                                1999                  1998
                                                                ----                  ----
       Net income per Statements of Operations               $1,230,638            $  720,684

       Add/(less):    Excess of book depreciation                40,149                34,798
                         over tax depreciation
                      Excess of book amortization
                         over tax amortization                   30,706                46,546
                      Other income                                   --                 3,847
                                                             ----------            ----------
       Net income for federal income tax purposes            $1,301,493            $  805,875
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

       The Partnership and the other defendants have answered the complaint denying the material allegations and raising numerous affirmative defenses. Discovery has commenced, and the Partnership and other defendants have produced documents relating to the plaintiff's claims. No depositions are scheduled. The court has heard the defendants' motion to dismiss certain claims on grounds of the expiration of the statutes of limitations and has stated it intends to hold a further hearing on that matter to determine whether the case can be resolved by the disposition of certain claims. The Partnership and the other defendants intend to move to decertify the class and for summary judgment dismissing the breach of contract claims.

       The Partnership provides indemnification to the General Partner and its Affiliates for acts or omissions of the General Partner in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described above.

       The Partnership has incurred an aggregate of approximately $477,000 in legal expenses in connection with this matter. Of this amount, approximately $286,000 relates to the Partnership's own defense and approximately $191,000 relates to indemnification of the General Partner and its affiliates for their defense. These expenses are funded from the operations of the Partnership.

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

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Partnership had $4,758,226 in cash and cash equivalents and $79,541 in restricted cash.

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

During the three months ended March 31, 1999, cash from working capital reserves in the aggregate amount of $1,784 was used for the payment of leasing costs incurred at the Palms of Carrollwood Shopping Center ("Palms of Carrollwood") property. The General Partner anticipates that the Partnership will incur an aggregate of approximately $875,000 of additional leasing costs during the remainder of 1999, substantially all of which would be incurred at Palms of Carrollwood. The General Partner anticipates that the current balance in the working capital reserve should be sufficient to pay such leasing costs.

During the three months ended March 31, 1999, approximately $6,100 of cash generated from the Partnership's operations was used to fund non-recurring maintenance and repair expenses incurred at the Palms of Carrollwood and Business Center at Pureland properties. The General Partner anticipates that the Partnership will incur additional non-recurring repair and maintenance expenses of approximately $88,000 at its properties during the remainder of 1999. These additional expenses will be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

Cash in the amount of $4,144,685, generated from the Partnership's operations and the sale of the Stone Container Building, was distributed to the General Partner, the John Hancock Limited Partner and the Investors during the three months ended March 31, 1999. These amounts were distributed in accordance with the Partnership Agreement and were allocated as follows:


                                     DIST. CASH               DIST. CASH FROM
                                   FROM OPERATIONS          SALES OR FINANCINGS
                                   ---------------          -------------------
Investors                             $1,328,376                $2,439,381
John Hancock Limited Partner             106,270                   195,151
General Partner                           75,508                         -
                                      ----------                ----------
         Total                        $1,510,154                $2,634,532
                                      ==========                ==========

The Partnership has incurred approximately $477,000 in legal expenses in connection with the class action lawsuit (see Part II, Item 1 of this Report). Of this amount, approximately $286,000 relates to the Partnership's own defense and approximately $191,000 relates to indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership.

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

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

One of the anchor tenants at the Palms of Carrollwood vacated the property during June 1995. In July 1995, the General Partner secured a new anchor tenant to occupy this space under a lease commencing in November 1995. At that time, three tenants' leases at the Palms of Carrollwood contained clauses that made reference to the situation in which the former anchor tenant ceased operations at the property. One of these tenants paid all amounts due under its lease through the lease's scheduled expiration in February 1997. Each of the other two tenants reduced their rental payments by 25%. As a result of a settlement negotiated with the General Partner, one of the other tenants recommenced making its rental payments at 100% of the contracted amount. The Partnership brought an action against the other tenant, who had reduced its rental payments during November 1995, to obtain collection of 100% of the amounts due under the lease agreement. The tenant claimed that it had the right to pay the reduced rent for the remainder of the lease term that is until November 2004. During the first quarter of 1998, this action was heard in a Florida court. The court issued a judgement and written ruling during the second quarter of 1998, finding that the tenant had only a limited period of time (approximately six months) during which it could pay the reduced rent. After that , the tenant must pay the full amount of rent specified in the lease. A judgment and written ruling were issued during the second quarter of 1998. The tenant has appealed the ruling. No assurances can be given that the Partnership will ultimately recover amounts due under the lease pursuant to the ruling of the court.

At March 31, 1999, Palms of Carrollwood was 81% occupied. During the remainder of 1999, no significant leases are scheduled to expire. The General Partner will continue to offer competitive leasing packages in an effort to secure lease renewals with existing tenants as well as to secure new tenants for the remaining vacant space.

On February 25, 1999, the Partnership sold the Allmetal Distribution Building to a non-affiliated buyer for a gross sales price of $2,180,000. After deductions for commissions and selling expenses, the sale generated net proceeds of $2,080,039 resulting in a gain of $575,591, representing the difference between the net sales price and the property's carrying value of $1,504,448.

During January 1999, the General Partner listed the Purina Mills Distribution Building for sale after securing a long term lease with a single tenant for the entire building and due to the current favorable conditions in the St. Louis, Missouri area real estate market.

One of the tenants at the Business Center at Pureland, National Polystyrene Recycling Co., L.P., ("NPRC") ceased operations and vacated its space during the fourth quarter of 1997. A replacement tenant was located to occupy this space during the third quarter of 1998. NPRC's lease obligations were terminated as of September 30, 1998 in consideration of NPRC paying a lease buyout fee of approximately $230,000. The new tenant's lease obligations commenced October 1, 1998 for a 32-month term. The other tenant at the Business Center at Pureland, Forbo Wallcoverings, Inc. ("Forbo") had a lease that was scheduled to expire on December 31, 1998. However, Forbo requested and the General Partner agreed, to extend the term of the lease through March 31, 1999. Subsequently, Forbo has vacated. The Bridgeport, New Jersey real estate market currently has a relatively high amount of vacant space. In addition, there is a significant amount of land available for development. The General Partner anticipates competitive market conditions during 1999 and, therefore, will offer competitive rental rates and concessions in an effort to lease the available space at the property.

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

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Real estate market conditions in the Washington D.C. area for office space similar to the Quince Orchard Corporate Center continue to improve. The supply of such office space has been unable to keep pace with the demand, resulting in a slight increase in market rents. Further, this condition has given rise to new real estate development in the area. The General Partner does not anticipate that this new development will negatively impact the market and, therefore, expects market conditions to remain favorable through 1999.

The General Partner evaluated the carrying value of each of the Partnership's properties and its joint venture investment as of December 31, 1998 by comparing such carrying value to the related property's future undiscounted cash flows and the then most recent internal appraisal in order to determine whether a impairment in value existed. Based upon such evaluations, the General Partner determined that impairment in values existed and, therefore, no write-downs were recorded as of December 31, 1998.

The General Partner will continue to conduct property valuations, using internal or independent appraisals, in order to assist in its evaluation of whether an impairment in value exists on any of the Partnership's properties.

RESULTS OF OPERATIONS

Net income for the period ended March 31, 1999 was $1,230,637, as compared to net income of $720,684 for the same period in 1998. This increase is the result of the inclusion of a non-recurring gain of $575,591 from the sale of the Allmetal Distribution Building during the first quarter of 1999. Excluding the results of this gain, net income for the period ended March 31, 1999 decreased by $65,638, or 9%, as compared to the prior year. This is primarily due to the sales of the Stone Container and Allmetal Distribution Buildings..

Average occupancy for the Partnership's investments was as follows:

                                                   Three Months Ended March 31,
                                                       1999            1998
                                                       ----            ----
       Palms of Carrollwood Shopping Center             81%             81%
       Quince Orchard Corporate Center
          (Affiliated Joint Venture)                   100%            100%
       Yokohama Tire Warehouse                         100%            100%
       Purina Mills Distribution Building              100%            100%
       Allmetal Distribution Building                   --             100%
       Stone Container Building                         --             100%
       Business Center at Pureland                     100%            100%

Rental income for the period ended March 31, 1999 decreased by $110,850, or 12%, as compared to the same period during 1998 primarily due to the sale of the Stone Container and the Allmetal Distribution Buildings. Rental income at the Partnership's other properties was consistent between periods.

Property operating expenses for the period ended March 31, 1999 increased by $24,456, or 40%, as compared to the same period during 1998. This increase is primarily due to non-recurring legal fees and maintenance and repair expense at the Palms of Carrollwood Shopping Center during the period. Property operating expenses at the Partnership's other properties were consistent between periods.

Depreciation expense for the period ended March 31, 1999 decreased by $45,032, or 22% as compared to the same period during 1998 primarily due to the sale of the Stone Container Building in December of 1998 and to the reclassification of the Allmetal Distribution Building as "Property Held for Sale" in June of 1998. Accordingly, no depreciation has been recorded on these properties since the time that they were listed for sale.

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

General and administrative expenses for the period ended March 31, 1999 increased by $25,355, or 45%, primarily due to an increase in legal fees incurred by the Partnership in connection with the class action complaint (see
Part II, Item 1 of this Report). Excluding such legal fees, general and administrative expenses were consistent between periods.

The General Partner believes that inflation has had no significant impact on the Partnership's income from operations during the three months ended March 31, 1999, and the General Partner anticipates that it will not have a significant impact during the remainder of 1999.

CASH FLOW

The following table provides the calculations of Cash from Operations and Distributable Cash from Operations, which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                    Three Months Ended March 31,
                                                        1999             1998
                                                        ----             ----
     Net cash provided by operating
         activities (a)                             $   949,858      $ 1,151,579
     Net change in operating assets
         and liabilities (a)                             (8,047)          67,896
                                                    -----------      -----------
     Net cash provided by operations (a)                941,811        1,083,672
     Increase in working capital reserves               (77,413)        (122,666)
     Cash from operations (b)                           864,398          961,006
     Decrease in working capital reserves                    --               --
                                                    -----------      -----------
     Distributable cash from operations (b)         $   864,398      $   961,006
                                                    ===========      ===========

     Allocation to General Partner                  $    43,220      $    48,050
     Allocation to John Hancock Limited Partner          60,828           67,626
     Allocation to Investors                            760,350          845,330
                                                    -----------      -----------
                                                    $   864,398      $   961,006
                                                    ===========      ===========

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

During the second quarter of 1999, the Partnership will make a cash distribution in the aggregate amount of $2,925,071 to the General Partner, the John Hancock Limited Partner and the Investors. Of this amount, $864,398 was generated from Distributable Cash from Operations for the three months ended March 31, 1999 and $2,060,673 was generated from Distributable Cash from Sales, Financings and Repayments as a result of the sale of the Allmetal Distribution Building during the quarter. These amounts will be allocated as follows:

                                       DIST. CASH              DIST. CASH FROM
                                     FROM OPERATIONS         SALES OR FINANCINGS
                                     ---------------         -------------------
Investors                               $760,350                  $1,908,031
John Hancock Limited Partner              60,828                     152,642
General Partner                           43,220                          --
                                        --------                  ----------
         Total                          $864,398                  $2,060,673
                                        ========                  ==========

The source of future cash distributions is dependent upon cash generated by the Partnership's properties and the use of working capital reserves. The General Partner currently anticipates that the Partnership's Distributable Cash from Operations during each of the three remaining quarters of 1999 will be reduced by the effect of the sales that have taken place and that may occur during 1999.

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

         The Partnership and the other defendants have answered the complaint, denying the material allegations and raising numerous affirmative defenses. Discovery has commenced, and the Partnership and other defendants have produced documents relating the plaintiff's claims. No depositions are scheduled. The court has heard the defendants' motion to dismiss certain claims on grounds of the expiration of the statutes of limitations and has stated it intends to hold a further hearing on that matter to determine whether the case can be resolved by the disposition of certain claims. The Partnership and the other defendants intend to move to decertify the class and for summary judgment dismissing the breach of contract claims.

         The General Partner believes the allegations are totally without merit and intends to vigorously contest the action.

         There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership, to which the Partnership is a party or to which any of its properties is subject.

ITEM 2.  CHANGES IN SECURITIES

         There were no changes in securities during the first quarter of 1999.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         There were no defaults upon senior securities during the first quarter of 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders of the Partnership during the first quarter of 1999.

ITEM 5.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   There are no exhibits to this report.

         (b) A Report on Form 8-K was filed during the first quarter of 1999, on February 25, 1999.

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of May, 1999.


                                   John Hancock Realty Income Fund-III
                                   Limited Partnership


                                   By:  John Hancock Realty Equities, Inc.,
                                        General Partner



                                        By:  /s/ William M. Fitzgerald
                                             --------------------------------
                                             William M. Fitzgerald, President



                                        By:  /s/ Virginia H. Lomasney
                                             -------------------------------
                                             Virginia H. Lomasney, Treasurer
                                             (Chief Accounting Officer)