Form 10-Q
period 1999-06-30
HANCOCK JOHN REALTY INCOME FUND III LIMITED PARTNERSHIP
filed 1999-08-13
CIK 842741

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 1999


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

                            Yes  X      No
                               -----       -----

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                                      INDEX

PART I:       FINANCIAL INFORMATION                                                                                    PAGE
              Item 1     -   Financial Statements:

                             Balance Sheets at June 30, 1999 and
                             December 31, 1998                                                                            3

                             Statements of Operations for the Three and Six
                             Months Ended June 30, 1999 and 1998                                                          4

                             Statements of Partners' Equity for the
                             Six Months Ended June 30, 1999 and
                             for the Year Ended December 31, 1998                                                         5

                             Statements of Cash Flows for the Six
                             Months Ended June 30, 1999 and 1998                                                          6

                             Notes to Financial Statements                                                             7-12

              Item 2         Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                                            13-18


PART II:      OTHER INFORMATION                                                                                          19

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)


                          PART I: FINANCIAL INFORMATION

                          Item 1: Financial Statements

                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                                                        JUNE 30,                DECEMBER 31,
                                                                                          1999                      1998
                                                                                      -----------               ------------

Cash and cash equivalents                                                             $ 7,521,357               $ 5,874,797
Restricted cash                                                                            85,041                    79,541
Other assets                                                                              241,281                   348,339

Property held for sale                                                                         --                 1,504,448

Investment in property:
     Land                                                                               7,097,135                 7,667,535
     Building and improvements                                                         18,327,680                21,960,686
                                                                                      -----------               -----------
                                                                                       24,424,815                29,628,221
     Less:    accumulated depreciation                                                  5,090,514                 5,633,631
                                                                                      -----------               -----------
                                                                                       20,334,301                23,994,590

Investment in joint venture                                                             7,011,571                 7,036,529

Deferred expenses, net of accumulated
     amortization of $1,821,039 in 1999
     and $1,718,411 in 1998                                                               786,730                   959,492
                                                                                      -----------               -----------

         Total assets                                                                 $35,980,281               $39,797,736
                                                                                      ===========               ===========

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
     Accounts payable and accrued expenses                                            $   355,033               $   383,720
     Accounts payable to affiliates                                                       267,538                   232,430
                                                                                      -----------               -----------

         Total liabilities                                                                622,571                   616,150

Partners' equity/(deficit):
     General partner's                                                                (    52,380)              (    38,068)
     Limited partners'                                                                 35,410,090                39,219,654
                                                                                      -----------               -----------

         Total partners' equity                                                        35,357,710                39,181,586
                                                                                      -----------               -----------

         Total liabilities and partners' equity                                       $35,980,281               $39,797,736
                                                                                      ===========               ===========


                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                             June 30,                                June 30,
                                                     1999                1998                1999                1998
                                                  ----------          ----------          ----------          ----------
Income:

     Rental income                                $  648,016          $  916,053          $1,444,700          $1,823,588
     Income from joint venture                       224,201             200,849             425,603             391,971
     Interest income                                  66,905              35,524             124,083              68,418
     Realized gain/(loss) on sale                  1,490,192                  --           2,065,783                  --
                                                  ----------          ----------          ----------          ----------
         Total income                              2,429,314           1,152,426           4,060,169           2,283,977

Expenses:

     Depreciation                                    152,292             207,416             314,676             414,832
     General and administrative expenses              66,923             161,005             148,497             217,224
     Amortization of deferred expenses                34,413              96,438             106,440             183,894
     Property operating expenses                      99,617              53,683             183,849             113,459
                                                  ----------          ----------          ----------          ----------

         Total expenses                              353,245             518,542             753,462             929,409
                                                  ----------          ----------          ----------          ----------

         Net income                               $2,076,069          $  633,884          $3,306,707          $1,354,568
                                                  ==========          ==========          ==========          ==========

Allocation of net income:

     General Partner                              $   54,864          $   46,057          $  104,415          $   95,010
     John Hancock Limited Partner                    111,656              69,874             111,656             143,317
     Investors                                     1,909,549             517,953           3,090,636           1,116,241
                                                  ----------          ----------          ----------          ----------
                                                  $2,076,069          $  633,884          $3,306,707          $1,354,568
                                                  ==========          ==========          ==========          ==========

Net Income per Unit                               $     0.79          $     0.21          $     1.28          $     0.46
                                                  ==========          ==========          ==========          ==========


                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                         STATEMENTS OF PARTNERS' EQUITY
                                   (UNAUDITED)

                       SIX MONTHS ENDED JUNE 30, 1999 AND
                          YEAR ENDED DECEMBER 31, 1998



                                                                  GENERAL              LIMITED
                                                                  PARTNER              PARTNERS                TOTAL
                                                                -----------           -----------           -----------

Partners' equity/(deficit) at January 1, 1998
     (2,415,234 Units outstanding)                                ($ 52,449)          $39,304,074           $39,251,625

Less:      Cash distributions                                   (   192,201)          ( 3,651,827)          ( 3,844,028)

Add:       Net income                                               206,582             3,567,407             3,773,989
                                                                -----------           -----------           -----------

Partners' equity/(deficit) at December 31, 1998
     (2,415,234 Units outstanding)                              (    38,068)           39,219,654            39,181,586

Less:      Cash distributions                                   (   118,727)          ( 7,011,856)          ( 7,130,583)

Add:       Net income                                               104,415             3,202,292             3,306,707
                                                                -----------           -----------           -----------

Partners' equity/(deficit) at June 30, 1999
     (2,415,234 Units outstanding)                              ($   52,380)          $35,410,090           $35,357,710
                                                                ===========           ===========           ===========


                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                  SIX MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                         1999                           1998
                                                                                     ------------                   ------------
Operating activities:
     Net income                                                                        $3,306,707                     $1,354,568

     Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                                     314,676                        414,832
         Amortization of deferred expenses                                                106,440                        183,894
         Cash distributions over equity
              in income from joint venture                                                 24,958                        152,758
         Gain on sale of property                                                    (  2,065,783)                            --
                                                                                     ------------                   ------------
                                                                                        1,686,998                      2,106,052

     Changes in operating assets and liabilities:
         Increase in restricted cash                                                 (      5,500)                  (      1,583)
         Decrease/(increase) in other assets                                              107,058                         17,208
         Increase/(decrease) in accounts payable and
           accrued expenses                                                          (     28,687)                       216,962
         Increase in accounts payable to affiliates                                        35,109                        117,927
                                                                                     ------------                   ------------
              Net cash provided by operating activities                                 1,794,978                      2,456,566

Investing activities:
       Increases in deferred expenses                                                (     44,274)                  (     18,166)
       Proceeds from sale of property                                                   7,026,439                              -
                                                                                     ------------                   ------------
              Net cash provided by (used in) investing activities                       6,982,165                   (     18,166)
                                                                                     ------------                   ------------

Financing activities:
     Cash distributed to Partners                                                    (  7,130,583)                  (  1,922,012)
                                                                                     ------------                   ------------
              Net cash used in financing activities                                  (  7,130,583)                  (  1,922,012)
                                                                                     ------------                   ------------

              Net increase in cash and cash equivalents                                 1,646,560                        516,388

              Cash and cash equivalents at beginning
                of year                                                                 5,874,797                      2,505,729
                                                                                     ------------                   ------------
              Cash and cash equivalents at end
                of period                                                              $7,521,357                     $3,022,117
                                                                                     ============                   ============



                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ORGANIZATION OF PARTNERSHIP

         John Hancock Realty Income Fund-III Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on November 4, 1988. As of June 30, 1998, the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-III Assignor, Inc. (the "Assignor Limited Partner"); and 2,281 Unitholders (the "Investors"). The Assignor Limited Partner holds five Investor Limited Partnership Interests for its own account and 2,415,229 Assignee Units (the "Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,100, representing capital contributions of $1,000 from the General Partner, $1,000 from the John Hancock Limited Partner, and $100 from the Assignor Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Units at $20 per unit. During the offering period, which terminated on February 15, 1991, 2,415,229 Units were sold and the John Hancock Limited Partner made additional capital contributions of $3,863,366. There were no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

2.       SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998.

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

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Property held for sale is recorded at the lower of its carrying amount, at the time the property is listed for sale, or its fair value, less cost to sell. Carrying amount includes the property's cost, as described below, less accumulated depreciation thereon and less any property write-downs for impairment in value and plus any related unamortized deferred expenses.

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

         The net income per Unit for the six months ended June 30, 1999 and 1998 is calculated by dividing the Investors' share of net income by the number of Units outstanding at the end of such periods.


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

4.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         Fees, commissions and other costs incurred or paid by the General Partner or its Affiliates during the six months ended June 30, 1999 and 1998, and to which the General Partner or its Affiliates are entitled to reimbursement from the Partnership were $74,063 and $69,361, respectively.

         The Partnership provides indemnification to the General Partner and its Affiliates for any acts or omissions of the General Partner or such Affiliate in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described in Note 9. Accordingly, included in the Statement of Operations for the six months ended June 30, 1999 and 1998 are $15,163 and $39,896, respectively, representing the Partnership's share of costs incurred by the General Partner and its Affiliates relating to the class action complaint. Through June 30, 1999, the Partnership has accrued a total of $193,474 as its share of the costs incurred by the General Partner and its Affiliates resulting from this matter.

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

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

5.       INVESTMENT IN PROPERTY

         Investment in property at cost, less any write-downs, consists of managed, fully-operating, commercial real estate as follows:

                                                                         June 30, 1999           December 31, 1998
                                                                         -------------           -----------------
               Palms of Carrollwood Shopping Center                       $10,930,578                $10,930,578
               Yokohama Tire Warehouse                                      9,352,221                  9,352,221
               Purina Mills Distribution Building                                   -                  4,203,406
               Business Center at Pureland                                  5,142,016                  5,142,016
                                                                          -----------                -----------
                                                                          $25,424,815                $29,628,221
                                                                          ===========                ===========


         During June 1998, the Allmetal Distribution Building was listed for sale. Accordingly, this property was classified as "Property Held for Sale" on the Balance Sheet at December 31, 1998 at its carrying value, which was not in excess of its estimated fair value, less selling costs. On February 25, 1999, the Partnership sold the Allmetal Distribution Building and received net sales proceeds of $2,080,039, after deduction for commissions and selling expenses. This transaction generated a non-recurring gain of $575,591, representing the difference between the net sales price and the property's carrying value of $1,504,448.

         During January 1999, the Purina Mills Distribution Building was listed for sale. Accordingly, this property was classified as "Property Held for Sale" on the Balance Sheet at March 31, 1999 at its carrying value, which was not in excess of its estimated fair value, less selling costs. On May 24, 1999, the Partnership sold the Purina Mills Distribution Building and received net sales proceeds of $4,946,400, after deductions for commissions and selling expenses. This transaction generated a non-recurring gain of $1,490,192, representing the difference between the net sales price and the property's carrying value of $3,456,208.

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

         On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership which owns and operates the Quince Orchard Corporate Center, a three-story office building and related land and improvements located in Gaithersburg, Maryland. The partnership agreement of QOCC-1 Associates provides that the Affiliated Joint Venture contribute 95% of any required additional capital contributions. Of the cumulative total invested capital in QOCC-1 Associates at June 30, 1999, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

6.       INVESTMENT IN JOINT VENTURE(CONTINUED)

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

7.       DEFERRED EXPENSES

         Deferred expenses consist of the following:


                                                                                        Unamortized               Unamortized
                                                                                        Balance At                Balance At
         Description                                                                   June 30, 1999           December 31, 1998
         -----------                                                                   -------------           -----------------
         $152,880 of acquisition fees for
         investment in the Affiliated Joint
         Venture.  This amount is amortized
         over a period of 31.5 years.                                                    $102,122                  $104,549

         $1,027,487 of tenant improvements.  These
         amounts are amortized over the terms
         of the leases to which they relate.                                              499,874                   519,358

         $353,781 of lease commissions.  These
         amounts are amortized over the terms
         of the leases to which they relate.                                              184,734                   297,241

         $1,073,621 of acquisition fees paid to the
         General Partner.  This amount is amortized
         over a period of eighty-four months.                                                  --                    38,344
                                                                                         --------                  --------
                                                                                         $786,730                  $959,492
                                                                                         ========                  ========

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

8.      FEDERAL INCOME TAXES

         A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:


                                                                                             Six Months Ended June 30,
                                                                                          1999                      1998
                                                                                       ----------                ----------

              Net income per Statements of Operations                                  $3,306,707                $1,354,568
              Add/(less):      Excess of tax gain over book gain
                                  on disposition of assets                                180,722                        --
                               Excess of book depreciation
                                  over (under) tax depreciation                        (    2,657)                   69,596
                               Excess of book amortization
                                  over tax amortization                                    62,958                    93,092
                               Other income                                                                           7,694
                                                                                       ----------                ----------

              Net income for federal income tax purposes                               $3,547,730                $1,524,950
                                                                                       ==========                ==========


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

         The Partnership has incurred an aggregate of approximately $489,000 in legal expenses in connection with this matter. Of this amount, approximately $296,000 relates to the Partnership's own defense and approximately $193,000 relates to indemnification of the General Partner and its affiliates for their defense. These expenses are funded from the operations of the Partnership.

         At the present time, the General Partner can not estimate the aggregate amount of legal expenses and indemnification claims to be incurred and their impact on the Partnership's Financial Statements, taken as a whole. Accordingly, no provision for any liability that could result from the eventual outcome of these matters has been made in the accompanying financial statements. However, while it is still too early to estimate the potential damages, they could possibly be material.

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

IMPACT OF YEAR 2000

The Partnership along with the General Partner is participating in the Year 2000 remediation project of the General Partner's ultimate parent, John Hancock Mutual Life Insurance Company (John Hancock). John Hancock and the Partnership are executing plans to address the impact of the Year 2000 issues that result from computer programs being written using two digits to reflect the year rather than four to define the applicable year and century. Historically, the first two digits were hardcoded to save memory. Many of the Partnership's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in an information technology (IT) system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, cause settlements of trades to fail, lead to incomplete or inaccurate accounting, recording or processing trades in securities, or engage in similar normal business activities. In addition, non-IT systems including, but not limited to, security alarms, elevators and telephones are subject to malfunction due to their dependence on embedded technology such as microcontrollers for proper operation. As described, the Year 2000 project presents a number of challenges for financial institutions since the correction of Year 2000 issues in IT and non-IT systems will be complex and costly for the entire industry.

John Hancock began to address the Year 2000 project as early as 1994. John Hancock's plan to address the Year 2000 Project includes an awareness campaign, an assessment period, a renovation stage, validation work and an implementation of solutions.

The continuous awareness campaign serves several purposes: defining the problem, gaining executive level support and sponsorship, establishing a team and overall strategy, and assessing existing information system management resources. Additionally, the awareness campaign establishes an education process to ensure that all employees are aware of the Year 2000 issue and knowledgeable of their role in securing solutions.

The assessment phase, which was completed for both IT and non-IT systems as of April 1998, included the identification, inventory, analysis, and prioritization of IT and non-IT systems and processes to determine their conversion or replacement. Those systems, which in the event of a Year 2000 failure would have the greatest impact on operations, were deemed to be mission critical and prioritized accordingly. The systems which in the event of a Year 2000 failure would cause minimal disruption to operations were classified as non-mission critical.

The renovation stage reflects the conversion, validation, replacement, or elimination of selected platforms, applications, databases and utilities, including the modification of applicable interfaces. Additionally, the renovation stage includes performance, functionality, and regression testing and implementation. The renovation phase for mission critical systems has been completed. Similarly, most of the non-mission critical systems have been renovated and the remaining systems are expected to be renovated by the third quarter of 1999.

The validation phase consists of the compliance testing of renovated systems. The validation phase for mission critical systems has been completed. Similarly, the majority of non-mission critical systems have been validated and the remaining systems are expected to be validated by the third quarter of 1999. Testing facilities will be used through the remainder of 1999 to perform special functional testing. Special functional testing includes testing, as required, with material third parties and industry groups and to perform reviews of "dry runs" of year-end activities.

Finally, the implementation phase involves the actual implementation of converted or replaced platforms, applications, databases, utilities, interfaces, and contingency planning. Mission critical systems and most non-mission critical systems have been implemented. The few remaining non-mission critical systems are expected to be implemented by the third quarter of 1999.

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

IMPACT OF YEAR 2000 (CONTINUED)

John Hancock and the Partnership face the risk that one or more of our business partners or customers with whom we have a material relationship will not be able to interact with our systems due to third party's failures to resolve its own Year 2000 issues, including those associated with its own external relationships. We have completed an inventory of third party relationships and prioritized each third party relationship based upon the potential business impact, available alternatives and cost of substitution. In the case of mission-critical business partners such as banks, financial intermediaries such as stock exchanges, mutual fund companies and recordkeepers, IT vendors, telecommunications providers and other utilities, and financial market data providers, trading counterparties, depositaries, clearing agencies and clearing houses, we are engaged in discussions with third parties and are obtaining detailed information as to those parties' Year 2000 plans and state of readiness. Scheduled testing of material relationships with third parties is underway. It is anticipated that testing with material business partners will continue through much of 1999. However, there is no guarantee that the systems of other companies, upon which our systems rely, will be timely converted or that a failure to convert by another company, or a conversion that is incompatible with our systems would not have a material adverse effect on us.

If John Hancock's, or the Partnership's, Year 2000 issues were unresolved potential consequences would include, among other possibilities, the inability to accurately and timely process claims, update customers' accounts, process financial transactions, bill customers, assess exposure to risks, determine liquidity requirements or report accurate data to management, customers, regulators and others, as well as business interruptions or shutdowns, including, in the case of third party financial intermediaries such as stock exchanges and clearing agents, failed trade settlements, inability to trade in certain markets and disruption of funding flows; financial losses; reputational harm; increased scrutiny by regulators; and litigation related to Year 2000 issues. John Hancock is attempting to limit the potential impact of the Year 2000 by monitoring the progress of its own Year 2000 project and those of its material business partners and by developing contingency plans. However, John Hancock cannot guarantee a resolution for all Year 2000 issues. Any critical unresolved Year 2000 issues, however, could have a material adverse effect on the John Hancock's and the Partnership's results of operations, liquidity or financial condition or net income.

John Hancock's contingency planning initiative related to the Year 2000 project is underway. The plan is addressing John Hancock's readiness as well as that of material business partners on whom John Hancock and the Partnership depend. John Hancock's contingency plans are being designed to keep each subsidiary's operations functioning in the event of a failure or delay due to the Year 2000 record format and date calculation changes. Contingency plans are being constructed based on the foundation of extensive business resumption plans that John Hancock has maintained and updated periodically, which outline responses to situations that may affect critical business functions. These plans also provide emergency operations guidance, which defines a documented order of actions to respond to problems. These extensive business resumption plans are being enhanced to cover Year 2000 situations.

FORWARD-LOOKING STATEMENTS

In addition to historical information, certain statements contained herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in this Report and include statements regarding the intent, belief or expectations of the General Partner with respect to, among other things, the prospective sale of Partnership properties, repayment of mortgage loans, actions that would be taken in the event of lack of liquidity, unanticipated leasing costs, repair and maintenance expenses, litigation expenses and indemnification claims, distributions to the General Partner and to Investors, the possible effects of tenants vacating space at Partnership properties, the absorption of existing retail space in certain geographical areas, and the impact of inflation.

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

FORWARD-LOOKING STATEMENTS (CONTINUED)

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Partnership had $7,521,357 in cash and cash equivalents and $85,041 in restricted cash.

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

During the six months ended June 30, 1999, cash from working capital reserves in the amount of $44,274 was used for the payment of leasing costs incurred at the Palms of Carrollwood Shopping Center ("Palms of Carrollwood") property. The General Partner anticipates that the Partnership will incur a total of approximately $850,000 of additional leasing costs during the remainder of 1999, substantially all of which would be incurred at Palms of Carrollwood. The General Partner anticipates that the current balance in the working capital reserve should be sufficient to pay such leasing costs.

During the six months ended June 30, 1999, approximately $9,000 of cash generated from the Partnership's operations was used to fund non-recurring maintenance and repair expenses incurred at the Palms of Carrollwood and Business Center at Pureland properties. The General Partner anticipates that the Partnership will incur additional non-recurring repair and maintenance expenses of approximately $85,000 at its properties during the remainder of 1999. These additional expenses will be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

Cash in the amount of $7,130,583, generated from the Partnership's operations and the sale of the Allmetal Distribution Building, was distributed to the General Partner, the John Hancock Limited Partner and the Investors during the six months ended June 30, 1999. These amounts were distributed in accordance with the Partnership Agreement and were allocated as follows:

                                                           Dist. Cash                        Dist. Cash From
                                                         From Operations                   Sales or Financings
                                                         ---------------                   -------------------
Investors                                                  $2,149,554                          $4,347,412
John Hancock Limited Partner                                  167,098                             347,793
General Partner                                               118,727                                   -
                                                           ----------                          ----------
         Total                                             $2,435,379                          $4,695,205
                                                           ==========                          ==========


The Partnership has incurred approximately $489,000 in legal expenses in connection with the class action lawsuit (see Part II, Item 1 of this Report). Of this amount, approximately $296,000 relates to the Partnership's own defense and approximately $193,000 relates to indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership.

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

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

One of the anchor tenants at the Palms of Carrollwood vacated the property during June 1995. In July 1995, the General Partner secured a new anchor tenant to occupy this space under a lease commencing in November 1995. At that time, three tenants' leases at the Palms of Carrollwood contained clauses that made reference to the situation in which the former anchor tenant ceased operations at the property. One of these tenants paid all amounts due under its lease through the lease's scheduled expiration in February 1997. Each of the other two tenants reduced their rental payments by 25%. As a result of a settlement negotiated with the General Partner, one of the other tenants recommenced making its rental payments at 100% of the contracted amount. The Partnership brought an action against the other tenant, who had reduced its rental payments during November 1995, to obtain collection of 100% of the amounts due under the lease agreement. The tenant claimed that it had the right to pay the reduced rent for the remainder of the lease term, that is, until November 2004. During the first quarter of 1998, this action was heard in a Florida court. The court issued a judgment and written ruling during the second quarter of 1998, finding that the tenant had only a limited period of time (approximately six months) during which it could pay the reduced rent. After that, the tenant must pay the full amount of rent specified in the lease. A judgment and written ruling were issued during the second quarter of 1998. The tenant appealed the ruling. In July 1999 the judgment was upheld and the Partnership has received a total of $227,471 from the tenant in full satisfaction of the judgment.

At June 30, 1999, Palms of Carrollwood was 83% occupied. During the remainder of 1999, no significant leases are scheduled to expire. The General Partner will continue to offer competitive leasing packages in an effort to secure lease renewals with existing tenants as well as to secure new tenants for the remaining vacant space.

On February 25, 1999, the Partnership sold the Allmetal Distribution Building to a non-affiliated buyer for a gross sales price of $2,180,000. After deductions for commissions and selling expenses, the sale generated net proceeds of $2,080,039 resulting in a gain of $575,591, representing the difference between the net sales price and the property's carrying value of $1,504,448.

During January 1999, the General Partner listed the Purina Mills Distribution Building for sale after securing a long term lease with a single tenant for the entire building and due to the current favorable conditions in the St. Louis, Missouri area real estate market. On May 24, 1999, the Partnership sold the Purina Mills Distribution Building to a non-affiliated buyer for a gross sales price of $5,090,000. After deductions for commissions and selling expenses, the sale generated net proceeds of $4,946,400 resulting in a gain of $1,490,192, representing the difference between the net sales price and the property's carrying value of $3,456,208. During the third quarter of 1999, the Partnership will make a cash distribution that will include $4,434,360 generated from sale of this property.

One of the tenants at the Business Center at Pureland, National Polystyrene Recycling Co., L.P., ("NPRC") ceased operations and vacated its space during the fourth quarter of 1997. A replacement tenant was located to occupy this space during the third quarter of 1998. NPRC's lease obligations were terminated as of September 30, 1998 in consideration of NPRC paying a lease buyout fee of approximately $230,000. The new tenant's lease obligations commended October 1, 1998 for a 32-month term. The other tenant at the Business Center at Pureland, Forbo Wallcoverings, Inc. ("Forbo"), had a lease that was scheduled to expire on December 31, 1998. However, Forbo requested and the General Partner agreed to extend the term of the lease through March 31, 1999. Subsequently, Forbo has vacated. The Bridgeport, New Jersey real estate market currently has a relatively high amount of vacant space. In addition, there is a significant amount of land available for development. The General Partner anticipates competitive market conditions during 1999 and, therefore will offer competitive rental rates and concessions in an effort to lease the available space at the property. At June 30, 1999 Business Center at Pureland was 50% occupied.

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

RESULTS OF OPERATIONS

Net income for the six months ended June 30, 1999 was $3,306,707, as compared to net income of $1,354,568 for the same period in 1998. This increase is the result of the inclusion of a non-recurring gain of $2,065,783 from the sales of the Allmetal and Purina Mills Distribution Buildings during the period. Excluding the results of this gain, net income for the period ended June 30, 1999 decreased by $113,644, or 8%, as compared to the prior year. This is primarily due to the sales of the Stone Container Building and the Allmetal and Purina Mills Distribution Buildings.

Average occupancy for the Partnership's investments was as follows:

                                                                                                 Six Months Ended June 30,
                                                                                                  1999              1998
                                                                                                  ----              ----
              Palms of Carrollwood Shopping Center                                                 81%               81%
              Quince Orchard Corporate Center (Affiliated Joint Venture)                          100%              100%
              Yokohama Tire Warehouse                                                             100%              100%
              Purina Mills Distribution Building                                                   --               100%
              Business Center at Pureland                                                          75%              100%


Rental income for the period ended June 30, 1999 decreased by $378,888, or 21%, as compared to the same period during 1998 primarily due to the sales of the Stone Container, Allmetal and the Purina Mills Buildings and to the reduced occupancy as of April 1, 1999 at the Business Center at Pureland. Rental income at the Partnership's other properties was consistent between periods.

Property operating expenses for the period ended June 30, 1999 increased by $70,390, or 62%, as compared to the same period during 1998. This increase is primarily due to non-recurring legal fees and maintenance and repair expenses at the Palms of Carrollwood Shopping Center during the period. Also, recoveries of such expenses from tenants were lower as a result of reduced occupancy at the Business Center at Pureland. Property operating expense at the Partnership's other properties were consistent between periods.

Depreciation expense for the period ended June 30, 1999 decreased by $100,156, or 24%, as compared to the same period during 1998 primarily due to the sale of the Stone Container Building in December 1999,the sale of the Allmetal Distribution Building in February 1999, and to the reclassification of the Purina Mills Distribution Building as "Property Held for Sale" in January 1999. Accordingly, no depreciation has been recorded on these properties since the time that they were listed for sale.

Amortization expense for the period ended June 30, 1999 decreased by $77,454, or 42%, as compared to the same period during 1998 primarily due to the sales and reclassifications reported above and, accordingly no longer amortizing such amounts. Also, the acquisition fees paid to the General Partner were fully amortized at March 31, 1999 and accordingly no amortization expense was recorded during the second quarter of 1999.

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

General and administrative expenses for the period ended June 30, 1999 decreased by $68,727, or 32%, primarily due to a decrease in legal fees incurred by the Partnership in connection with the class action complaint (see Part II, Item 1 of this Report). Excluding such legal fees, general and administrative expenses were consistent between periods

The General Partner believes that inflation has had no significant impact on the Partnership's income from operations during the six months ended June 30, 1999, and the General Partner anticipates that it will not have a significant impact during the remainder of 1999.

CASH FLOW

The following table provides the calculations of Cash from Operations and Distributable Cash from Operations, which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                                                           Six Months Ended June 30,
                                                                                        1999                      1998
                                                                                     ----------                ----------

    Net cash provided by operating
         activities (a)                                                              $1,794,978                $2,456,566
     Net change in operating assets
         and liabilities (a)                                                         (  107,980)               (  350,514)
                                                                                     ----------                ----------
     Net cash provided by operations (a)                                              1,686,998                 2,106,052
     Increase in working capital reserves                                                    --                (  184,038)
                                                                                     ----------                ----------
     Cash from operations (b)                                                         1,686,998                 1,922,014
     Decrease in working capital reserves                                               125,186                        --
                                                                                     ----------                ----------
     Distributable cash from operations (b)                                          $1,812,184                $1,922,014
                                                                                     ==========                ==========

     Allocation to General Partner                                                   $   90,609                $   96,101
     Allocation to John Hancock Limited Partner                                         127,524                   135,253
     Allocation to Investors                                                          1,594,051                 1,690,660
                                                                                     ----------                ----------
                                                                                     $1,812,184                $1,922,014
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

During the third quarter of 1999, the Partnership will make a cash distribution in the aggregate amount of $5,321,318 to the General Partner and Limited Partners. Of this amount, $886,958 was generated from Distributable Cash from Operations for the three months ended June 30, 1999 and $4,434,360 was generated from Distributable Cash from Sales, Financings and Repayments as a result of the sale of the Purina Mills Distribution Building. These amounts will be allocated as follows:


                                                      Dist. Cash                         Dist. Cash From
                                                    From Operations                     Sales or Financings
                                                    ---------------                     -------------------
Investors                                               $772,873                             $4,105,889
John Hancock Limited Partner                              66,696                                328,471
General Partner                                           47,389                                     --
                                                        --------                             ----------
         Total                                          $886,958                             $4,434,360
                                                        ========                             ==========


The source of future cash distributions is dependent upon cash generated by the Partnership's properties and the use of working capital reserves. The General Partner currently anticipates that the Partnership's Distributable Cash from Operations during each of the two remaining quarters of 1999 will be reduced by the effect of the sales that have taken place and that may occur during 1999.

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

              The Partnership and the other defendants have answered the complaint, denying the material allegations and raising numerous affirmative defenses. Discovery has commenced, and the Partnership and other defendants have produced documents relating the plaintiff's claims. No depositions are scheduled. The court has heard the defendants' motion to dismiss certain claims on grounds of the expiration of the statute of limitations and has stated it intends to hold a further hearing on that matter to determine whether the case can be resolved by the disposition of certain claims. The Partnership and the other defendants intend to move to decertify the class and for summary judgment dismissing the breach of contract claims.

              The General Partner believes the allegations are totally without merit and intends to vigorously contest the action.

              There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership, to which the Partnership is a party or to which any of its properties is subject.

ITEM 2.       CHANGES IN SECURITIES

              There were no changes in securities during the second quarter of 1999.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              There were no defaults upon senior securities during the second quarter of 1999.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              There were no matters submitted to a vote of security holders of the Partnership during the second quarter of 1999.

ITEM 5.       OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)   There are no exhibits to this report.
              (b) A Report on Form 8-K was filed during the second quarter of 1999 on May 24, 1999.

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of August, 1999.


                           John Hancock Realty Income Fund-III
                           Limited Partnership


                            By:      John Hancock Realty Equities, Inc.,
                                     General Partner



                                     By:  /s/ John M. Garrison
                                          -----------------------------------
                                          John M. Garrison, President

                                     By:  /s/ Virginia H. Lomasney
                                          -----------------------------------
                                          Virginia H. Lomasney, Treasurer
                                          (Chief Accounting Officer)