Form 10-Q
period 1999-09-30
HANCOCK JOHN REALTY INCOME FUND III LIMITED PARTNERSHIP
filed 1999-11-15
CIK 842741

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED              September 30, 1999
                              --------------------------------------------------

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

                                   Yes  X   No
                                       ---     ---

            JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)


                                      INDEX

PART I:       FINANCIAL INFORMATION                                                                                    PAGE

              Item 1     -   Financial Statements:

                             Balance Sheets at September 30, 1999 and
                             December 31, 1998                                                                            3

                             Statements of Operations for the Three and Nine
                             Months Ended September 30, 1999 and 1998                                                     4

                             Statements of Partners' Equity for the
                             Nine Months Ended September 30, 1999 and
                             for the Year Ended December 31, 1998                                                         5

                             Statements of Cash Flows for the Nine
                             Months Ended September 30, 1999 and 1998                                                     6

                             Notes to Financial Statements                                                             7-12

              Item 2         Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                                            13-19

PART II:      OTHER INFORMATION                                                                                          20

            JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)

                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                   SEPTEMBER 30,          DECEMBER 31,
                                                                       1999                   1998
                                                                       ----                   ----

Cash and cash equivalents                                         $  3,633,028           $  5,874,797
Restricted cash                                                         85,041                 79,541
Other assets                                                           241,281                348,339

Property held for sale                                                      --              1,504,448

Investment in joint venture                                          7,023,895              7,036,529

Investment in property:
     Land                                                            7,097,135              7,667,535
     Building and improvements                                      18,327,680             21,960,686
                                                                  ------------           ------------
                                                                    25,424,815             29,628,221
     Less:  accumulated depreciation                                 5,242,806              5,633,631
                                                                  ------------           ------------
                                                                    20,182,009             23,994,590
Deferred expenses, net of accumulated
     amortization of $1,855,329 in 1999
     and $1,623,405 in 1998                                            774,687                959,492
                                                                  ------------           ------------

         Total assets                                             $ 31,939,941           $ 39,797,736
                                                                  ============           ============


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
     Accounts payable and accrued expenses                        $    410,145           $    383,720
     Accounts payable to affiliates                                    300,243                232,430
                                                                  ------------           ------------
         Total liabilities                                             710,388                616,150

Partners' equity/(deficit):
     General partner's                                                  (4,186)               (38,068)
     Limited partners'                                              31,233,739             39,219,654
                                                                  ------------           ------------

         Total partners' equity                                     31,229,553             39,181,586
                                                                  ------------           ------------

         Total liabilities and partners' equity                   $ 31,939,941           $ 39,797,736
                                                                  ============           ============


                        See Notes to Financial Statements

            JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                        SEPTEMBER 30,                       SEPTEMBER 30,
                                                   1999              1998              1999              1998
                                                   ----              ----              ----              ----

Income:

     Rental income                              $  832,823        $1,117,238        $2,277,523        $2,940,826
     Income from joint venture                     212,302           187,449           637,905           579,420
     Interest income                                70,264            39,760           194,347           108,178
     Gain on sales of properties                        --                --         2,065,783                --
                                                ----------        ----------        ----------        ----------
         Total income                            1,115,389         1,344,447         5,175,558         3,628,424

Expenses:

     Depreciation                                  152,292           183,006           466,968           597,838
     General and administrative expenses            70,278           125,249           218,775           342,473
     Amortization of deferred expenses              34,291            92,535           140,731           276,429
     Property operating expenses                   107,922            74,078           291,771           187,537
                                                ----------        ----------        ----------        ----------

         Total expenses                            364,783           474,868         1,118,245         1,404,277
                                                ----------        ----------        ----------        ----------

         Net income                             $  750,606        $  869,579        $4,057,313        $2,224,147
                                                ==========        ==========        ==========        ==========

Allocation of net income:

     General Partner                            $   48,194        $   56,167        $  152,609        $  151,177
     John Hancock Limited Partner                   63,961            83,516           175,617           226,833
     Investors                                     638,451           729,896         3,729,087         1,846,137
                                                ----------        ----------        ----------        ----------
                                                $  750,606        $  869,579        $4,057,313        $2,224,147
                                                ==========        ==========        ==========        ==========

Net Income per Unit                             $     0.26        $     0.29        $     1.54        $     0.76
                                                ==========        ==========        ==========        ==========


                        See Notes to Financial Statements

            JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' EQUITY
                                   (UNAUDITED)

                    NINE MONTHS ENDED SEPTEMBER 30, 1999 AND
                          YEAR ENDED DECEMBER 31, 1998

                                                            GENERAL             LIMITED
                                                            PARTNER             PARTNERS              TOTAL
                                                            -------             --------              -----

Partners' equity/(deficit) at January 1, 1998
     (2,415,234 Units outstanding)                      $    (52,449)        $ 39,304,074         $ 39,251,625

Less:  Cash distributions                                   (192,201)          (3,651,827)          (3,844,028)

Add:   Net income                                            206,582            3,567,407            3,773,989
                                                        ------------         ------------         ------------

Partners' equity/(deficit) at December 31, 1998
     (2,415,234 Units outstanding)                           (38,068)          39,219,654           39,181,586

Less:  Cash distributions                                   (118,727)         (11,890,619)         (12,009,346)

Add:   Net income                                            152,609            3,904,704            4,057,313
                                                        ------------         ------------         ------------

Partners' equity/(deficit) at September 30, 1999
     (2,415,234 Units outstanding)                      $     (4,186)        $ 31,233,739         $ 31,229,553
                                                        ============         ============         ============


                        See Notes to Financial Statements

            JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                               1999                 1998
                                                                               ----                 ----

Operating activities:
     Net income                                                           $  4,057,313         $  2,224,147

     Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                          466,968              597,838
         Amortization of deferred expenses                                     140,731              276,429
         Cash distributions over equity
              in income from joint venture                                      12,634              142,362
         Gain on sales of properties                                        (2,065,783)                  --
                                                                          ------------         ------------
                                                                             2,611,863            3,240,776

     Changes in operating assets and liabilities:
         Increase in restricted cash                                            (5,500)             (21,583)
         Decrease/(increase) in other assets                                   107,058               18,987
         Increase/(decrease) in accounts payable and
           accrued expenses                                                     26,425              268,956
         Increase in accounts payable to affiliates                             67,814               68,657
                                                                          ------------         ------------
              Net cash provided by operating activities                      2,807,660            3,575,793

Investing activities:
     Increase in deferred expenses                                             (66,522)             (16,303)
     Proceeds from sales of properties                                       7,026,439                   --
                                                                          ------------         ------------
              Net cash provided by (used in) investing activities            6,595,917              (16,303)

Financing activities:
     Cash distributed to Partners                                          (12,009,346)          (2,883,020)
                                                                          ------------         ------------
              Net cash used in financing activities                        (12,009,346)          (2,883,020)
                                                                          ------------         ------------

              Net increase (decrease) in cash and cash equivalents          (2,241,769)             676,470

              Cash and cash equivalents at beginning
                of year                                                      5,874,797            2,505,729
                                                                          ------------         ------------

              Cash and cash equivalents at end
                of period                                                 $  3,633,028         $  3,182,199
                                                                          ============         ============


                        See Notes to Financial Statements

            JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   ORGANIZATION OF PARTNERSHIP

     John Hancock Realty Income Fund-III Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on November 4, 1988. As of September 30, 1999, the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-III Assignor, Inc. (the "Assignor Limited Partner"); and 2,235 Unitholders (the "Investors"). The Assignor Limited Partner holds five Investor Limited Partnership Interests for its own account and 2,415,229 Assignee Units (the "Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,100, representing capital contributions of $1,000 from the General Partner, $1,000 from the John Hancock Limited Partner, and $100 from the Assignor Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Units at $20 per unit. During the offering period, which terminated on February 15, 1991, 2,415,229 Units were sold and the John Hancock Limited Partner made additional capital contributions of $3,863,366. There were no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

2.   SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998.

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

     The net income per Unit for the nine months ended September 30, 1999 and 1998 is calculated by dividing the Investors' share of net income by the number of Units outstanding at the end of such periods.

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

4.   TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

     Fees, commissions and other costs incurred or paid by the General Partner or its Affiliates during the nine months ended September 30, 1999 and 1998, and to which the General Partner or its Affiliates are entitled to reimbursement from the Partnership were $98,208 and $97,295, respectively.

     The Partnership provides indemnification to the General Partner and its Affiliates for any acts or omissions of the General Partner or such Affiliate in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described in Note 9. Accordingly, included in the Statement of Operations for the nine months ended September 30, 1999 and 1998 are $23,744 and $72,398, respectively, representing the Partnership's share of costs incurred by the General Partner and its Affiliates relating to the class action complaint. Through September 30, 1998, the Partnership has accrued a total of $202,055 as its share of the costs incurred by the General Partner and its Affiliates resulting from this matter.

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

            JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

5.   INVESTMENT IN PROPERTY

     Investment in property at cost, less any write-downs, consists of managed, fully-operating, commercial real estate as follows:

                                                                            September 30, 1999         December 31, 1998

     Palms of Carrollwood Shopping Center                                       $10,930,578                $10,930,578
     Yokohama Tire Warehouse                                                      9,352,221                  9,352,221
     Purina Mills Distribution Building                                                  --                  4,203,406
     Business Center at Pureland                                                  5,142,016                  5,142,016
                                                                                -----------                -----------
                                                                                $25,424,815                $29,628,221
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

     On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership which owns and operates the Quince Orchard Corporate Center, a three-story office building and related land and improvements located in Gaithersburg, Maryland. The partnership agreement of QOCC-1 Associates provides that the Affiliated Joint Venture contribute 95% of any required additional capital contributions. Of the cumulative total invested capital in QOCC-1 Associates at September 30, 1999, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

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

7.   DEFERRED EXPENSES

     Deferred expenses consist of the following:                                    Unamortized               Unamortized
                                                                                    Balance At                Balance At
     Description                                                                September 30, 1999         December 31, 1998
     -----------                                                                ------------------         -----------------
     $152,880 of acquisition fees for
     investment in the Affiliated Joint
     Venture.  This amount is amortized
     over a period of 31.5 years.                                                 $   100,909                  $104,549

     $1,027,487 of tenant improvements.  These
     amounts are amortized over the terms
     of the leases to which they relate.                                              477,370                   519,358

     $376,029 of lease commissions.  These
     amounts are amortized over the terms
     of the leases to which they relate.                                              196,408                   297,241

     $1,073,620 of acquisition fees paid to the
     General Partner.  This amount is amortized
     over a period of eighty-four months.                                                  --                    38,344
                                                                                  -----------                  --------
                                                                                  $   774,687                  $959,492
                                                                                  ===========                  ========

8.   FEDERAL INCOME TAXES

     A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                                          Nine Months Ended September 30,
                                                                                          1999                      1998
                                                                                          ----                      ----
              Net income per Statements of Operations                                  $4,057,313                $2,224,147

              Add/(less):      Excess of tax gain over book
                                  gain on disposition of assets                           180,722                        --
                               Excess of book depreciation
                                  over tax depreciation                                    32,693                   104,373
                               Excess of book amortization
                                  over tax amortization                                   125,918                   143,431
                                                                                     ------------              ------------

              Net income for federal income tax purposes                               $4,396,646                $2,471,951
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

     The Partnership and the other defendants answered the complaint denying the material allegations and raising numerous affirmative defenses. Discovery was conducted, and the Partnership and other defendants produced documents relating to the plaintiff's claims. The court ruled on statute of limitation defenses as to certain claims and ordered a hearing as to statute of limitations defenses as to other claims. The parties commenced settlement discussions, which resulted in a settlement agreement which was preliminarily approved by the court on November 10, 1999. The settlement is subject to final court approval at a hearing scheduled for December 22, 1999. Under the terms of the settlement, the defendants will guarantee certain minimum returns to class members on their investments and will pay fees and expenses for class counsel in an amount to be determined by the court up to $1.5 million.

     The Partnership provides indemnification to the General Partner and its Affiliates for acts or omissions of the General Partner in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described above.

     The Partnership has incurred an aggregate of approximately $510,000 in legal expenses in connection with this matter. Of this amount, approximately $309,000 relates to the Partnership's own defense and approximately $201,000 relates to indemnification of the General Partner and its affiliates for their defense. These expenses are funded from the operations of the Partnership.

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

IMPACT OF YEAR 2000

The Partnership along with the General Partner is participating in the Year 2000 remediation project of the General Partner's ultimate parent, John Hancock Mutual Life Insurance Company (John Hancock). John Hancock and the Partnership have deployed and are executing a plan to address the impact of the Year 2000 issues that result from computer programs being written using two digits to reflect the year rather than four to define the applicable year and century. Historically, the first two digits were hardcoded to save memory. Many of the Partnership's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in an information technology (IT) system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, cause settlements of trades to fail, lead to incomplete or inaccurate accounting, recording or processing trades in securities, or engage in similar normal business activities. In addition, non-IT systems including, but not limited to, security alarms, elevators and telephones are subject to malfunction due to their dependence on embedded technology such as microcontrollers for proper operation. As described, the Year 2000 project presents a number of challenges for financial institutions since the correction of Year 2000 issues in IT and non-IT systems will be complex and costly for the entire industry.

John Hancock began to address the Year 2000 project as early as 1994. John Hancock's plan to address the Year 2000 Project includes an awareness campaign, an assessment period, a renovation stage, validation work and an implementation of solutions.

The continuous awareness campaign serves several purposes: defining the problem, gaining executive level support and sponsorship, establishing a team and overall strategy, and assessing existing information system management resources, Additionally, the awareness campaign establishes an education process to ensure that all employees are aware of the Year 2000 issue and knowledgeable of their role in securing solutions.

The assessment phase, which was completed for both IT and non-IT systems as of April 1998, included the identifications, inventory, analysis, and prioritization of IT and non-IT systems and processes to determine their conversion or replacement. Those systems, which in the event of a Year 2000 failure would have the greatest impact on operations were deemed to be mission critical and prioritized accordingly. The systems which in the event of a Year 2000 failure would cause minimal disruption to our operations were classified as non-mission critical.

The renovation stage reflects the conversion, validation, replacement, or elimination of selected platforms, applications, databases and utilities, including the modification of applicable interfaces. Additionally, the renovation stage includes performance, functionality, and regression testing and implementation. The renovation phase for mission critical and non-mission critical systems has been completed.

The validation phase consists of the compliance testing of renovated systems. The validation phase for mission critical and non-mission critical systems has been completed. John Hancock will use its testing facilities through the remainder of 1999 to perform special functional testing. Special functional testing includes testing, as required, with material third parties and industry groups and performing reviews of "dry run" of year-end activities.

Finally, the implementation phase involves the actual implementation of converted or replaced platforms, applications, databases, utilities, interfaces, and contingency planning. All mission critical systems and non-mission critical systems have been implemented.

            JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

IMPACT OF YEAR 2000 (CONTINUED)

John Hancock and the Partnership face the risk that one or more of our business partners or customers with whom we have a material relationship will not be able to interact with our systems due to third party's failures to resolve its own Year 2000 issues, including those associated with its own external relationships. We have completed an inventory of third party relationships and prioritized each third party relationship based upon the potential business impact, available alternatives and cost of substitution. In the case of mission-critical business partners such as banks, financial intermediaries (such as exchanges), mutual fund companies and recordkeepers, IT vendors, telecommunications providers and other utilities, financial market data providers, trading counterparties, depositaries, clearing agencies and clearing houses, we are engaged in discussions with these third parties, and have obtained detailed information as to those parties' Year 2000 plans and state of readiness. Scheduled testing of material relationships with third parties is completed. Testing with other business partners will continue through the year-end, where appropriate. However, there is no guarantee that the system of other companies, upon which our systems rely, will be timely converted or that a failure to convert by another company, or a conversion that is incompatible with our systems would not have a material adverse effect on us.

If John Hancock's, or the Partnership's, Year 2000 issues were unresolved potential consequences would include, among other possibilities, the inability to accurately and timely process claims, update customers' accounts, process financial transactions, bill customers, assess exposure to risks, determine liquidity requirements or report accurate data to management, customers, regulators and others, as well as business interruptions or shutdowns, including, in the case of third party financial intermediaries such as stock exchanges and clearing agents, failed trade settlements, inability to trade in certain markets and disruption of funding flows; financial losses; reputational harm; increased scrutiny by regulators; and litigation related to Year 2000 issues. John Hancock is attempting to limit the potential impact of the Year 2000 by monitoring the progress of its own Year 2000 project and those of its material business partners and by developing contingency plans. However, John Hancock cannot guarantee that we will be able to resolve all of its Year 2000 Issues. Any critical unresolved Year 2000 issues, however, could have a material adverse effect on the John Hancock's and the Partnership's results of operations, liquidity or financial condition.

John Hancock's contingency planning initiative related to the Year 2000 project is underway. The contingency plans address John Hancock's and the Partnership's readiness as well as that of material business partners on whom we depend. John Hancock's contingency plans are being designed to keep each subsidiary's operations functioning in the event of a failure or delay due to the Year 2000 record format and date calculation changes. Contingency plans were constructed based on the foundation of extensive business resumption plans that John Hancock has maintained and updated periodically, which outline responses to situations that may affect critical business functions. These plans also provide emergency operations guidance, which defines a documented order of actions to respond to problems. These extensive business resumption plans are being enhanced to cover Year 2000 situations. Contingency planning also includes specific plans, staffing, and timelines to carry out proactive assessments and monitoring of equipment and systems on the actual date rollover to Year 2000. John Hancock's millennium rollover plans have been drafted and will continue to be updated through year-end.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Partnership had $3,633,028 in cash and cash equivalents and $85,041 in restricted cash.

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

During the nine months ended September 30, 1999, cash from working capital reserves in the aggregate amount of $66,522 was used for the payment of leasing costs incurred at the Palms of Carrollwood Shopping Center ("Palms of Carrollwood") property. The General Partner anticipates that the Partnership will incur a total of approximately $850,000 of additional leasing costs during the remainder of 1999, substantially all of which would be incurred at Palms of Carrollwood. The General Partner anticipates that the current balance in the working capital reserve should be sufficient to pay such leasing costs.

During the nine months ended September 30, 1999, approximately $10,875 of cash generated from the Partnership's operations was used to fund non-recurring maintenance and repair expenses incurred at Palms of Carrollwood and Business Center at Pureland properties. The General Partner anticipates that the Partnership will incur additional non-recurring repair and maintenance expenses of approximately $83,000 at its properties during the remainder of 1999. These additional expenses will be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

Cash in the amount of $12,009,346, generated from the Partnership's operations, was distributed to the General Partner, the John Hancock Limited Partner and the Investors during the nine months ended September 30, 1999. These amounts were distributed in accordance with the Partnership Agreement and were allocated as follows:

                                                  Dist. Cash                   Dist. Cash From
                                                From Operations              Sales or Financings
                                                ---------------              -------------------
Investors                                          $2,922,427                     $8,453,301
John Hancock Limited Partner                          167,098                        347,793
General Partner                                       118,727                             --
                                                   ----------                     ----------
         Total                                     $3,208,252                     $8,801,094
                                                   ==========                     ==========

            JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Partnership has incurred approximately $510,000 in legal expenses in connection with the class action lawsuit (see Part II, Item 1 of this Report). Of this amount, approximately $309,000 relates to the Partnership's own defense and approximately $201,000 relates to indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership.

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

At September 30, 1999, Palms of Carrollwood was 87% occupied. During the remainder of 1999, no significant leases are scheduled to expire. The General Partner will continue to offer competitive leasing packages in an effort to improve the property's occupancy.

On February 25, 1999, the Partnership sold the Allmetal Distribution Building to a non-affiliated buyer for a gross sales price of $2,180,000. After deductions for commissions and selling expenses, the sale generated net proceeds of $2,080,039 resulting in a non-recurring gain of $575,591, representing the difference between the net sales price and the property's carrying value of $1,504,448.

During January 1999, the General Partner listed the Purina Mills Distribution Building for sale after securing a long term lease with a single tenant for the entire building and due to the current favorable conditions in the St. Louis, Missouri area real estate market. On May 24, 1999, the Partnership sold the Purina Mills Distribution Building to a non-affiliated buyer for a gross sales price of $5,090,000. After deductions for commissions and selling expenses, the sale generated net proceeds of $4,946,400 resulting in a non-recurring gain of $1,490,192, representing the difference between the net sales price and the property's carrying value of $3,456,208. During the third quarter of 1999, the partnership made a cash distribution to the Investors that included $4,105,889 generated form the sale of this property.

            JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

One of the tenants at the Business Center at Pureland, National Polystyrene Recycling Co., L.P., ("NPRC") ceased operations and vacated its space during the fourth quarter of 1997. A replacement tenant was located to occupy this space during the third quarter of 1998. NPRC's lease obligations were terminated as of September 30, 1998 in consideration of NPRC paying a lease buyout fee of approximately $230,000. The new tenant's lease obligations commended October 1, 1998 for a 32-month term. The other tenant at the Business Center at Pureland, Forbo Wallcoverings, Inc. ("Forbo"), had a lease that was scheduled to expire on December 31, 1998. However, Forbo requested and the General Partner agreed to extend the term of the lease through March 31, 1999. Subsequently, Forbo has vacated. The Bridgeport, New Jersey real estate market currently has a relatively high amount of vacant space. In addition, there is a significant amount of land available for development. The General Partner anticipates competitive market conditions during 1999 and, therefore will offer competitive rental rates and concessions in an effort to lease the available space at the property. At September 30, 1999 Business Center at Pureland was 50% occupied.

The Quince Orchard Corporate Center is occupied by Boehringer Mannheim Pharmaceuticals, Inc. under a ten-year lease which expires in February 2004. The tenant has two options under the lease agreement, one, to terminate the lease at the end of its seventy-sixth month of the lease, or June 2000, and, two, to extend the term of the lease for an additional five- year period. During the first quarter of 1998, Hoffman-LaRoche, Inc. received approval from the Federal Trade Commission to acquire Boehringer Mannheim Pharmaceuticals, Inc. Subsequently Hoffman-LaRoche vacated and subleased the space. Hoffman-LaRoche has informed the General Partner that it intends to exercise its right to terminate the lease in June 2000.

Real estate conditions in the Washington D.C. area for office space similar to the Quince Orchard Corporate Center have continued to improve. The supply of such office space has been unable to keep pace with the demand, resulting in a slight increase in market rents. Further this condition has given rise to new real estate development in the area. The General Partner does not anticipate that this new development will negatively impact the market and, therefore, expects market conditions are likely to remain favorable through 1999.

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

RESULTS OF OPERATIONS

Net income for the nine months ended September 30, 1999 was $4,057,313, as compared to net income of $2,224,147 for the same period in 1998. This increase is the result of the inclusion of a non-recurring gain of $2,065,783 from the sales of the Allmetal and Purina Mills Distribution Buildings during the period. Excluding the results of this gain, net income for the period ended September 30, 1999 decreased by $231,617, or 10%, as compared to the prior year. This is primarily due to the sales of the Stone Container Building, the Allmetal Distribution Building and the Purina Mills Distribution Building.

            JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Average occupancy for the Partnership's investments was as follows:

                                                                                     Nine Months Ended September 30,
                                                                                         1999              1998
                                                                                         ----              ----
     Palms of Carrollwood Shopping Center                                                 84%               81%
     Quince Orchard Corporate Center (Affiliated Joint Venture)                          100%              100%
     Yokohama Tire Warehouse                                                             100%              100%
     Purina Mills Distribution Building                                                   --%              100%
     Business Center at Pureland                                                          67%              100%

Rental Income for the period ended September 30, 1999 decreased by $663,303, or 23%, as compared to the same period during 1998 primarily due to the sales of the Stone Container, Allmetal and Purina Mills Buildings and to reduced occupancy as of April 1, 1999 at the Business Center at Pureland. This decrease was offset by the $227,471 judgment received for Palms of Carrollwood as discussed previously. Rental income at the Partnership's other properties was consistent between periods.

Interest income for the nine months ended September 30, 1999 increased by $86,169, or 79%, as compared to the same period in 1998. This increase was primarily due to the interest earned on the net sales proceeds received from the sale of the Miami International Distribution Center, which was sold on August 9, 1999.

Property operating expenses for the period ended September 30, 1999 increased by $104,234, or 55%, as compared to the same period during 1998. This increase is primarily due to certain non-recurring legal fees and maintenance and repair expenses incurred at the Palms of Carrollwood Shopping Center during the current period. Also, recoveries of such expenses from tenants were lower as a result of reduced occupancy at the Business Center at Pureland. Property operating expenses at the Partnership's other properties were consistent between periods.

Depreciation expense for the period ended September 30, 1999 decreased by $130,870 or 22%, as compared to the same period during 1998 primarily due to the sale of the Stone Container Building in December 1999, the sale of the Allmetal Distribution Building in February 1999, and to the reclassification of the Purina Mills Distribution Building as "Property Held for Sale" in January 1999. Accordingly, no depreciation has been recorded on these properties since the time that they were listed for sale. The Purina Mills Building was sold in May 1999.

Amortization expense for the period ended September 30, 1999 decreased by $135,698, or 49%, as compared to the same period during 1998 primarily due to the sales and reclassifications of properties as reported above and accordingly no longer amortizing such amounts for these properties. Also, the acquisition fees paid to the General Partner were fully amortized at March 31, 1999 and, therefore, no amortization expense was recorded since that time.

General and administrative expenses for the period ended September 30, 1999 decreased by $123,698, or 36%, as compared to the same period in 1998, primarily due to a decrease in legal fees incurred by the Partnership in connection with the class action complaint (see Part II, Item 1 of this Report). Excluding such legal fees, general and administrative expenses were consistent between periods

The General Partner believes that inflation has had no significant impact on the Partnership's income from operations during the nine months ended September 30, 1999, and the General Partner anticipates that it will not have a significant impact during the remainder of 1999.

            JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CASH FLOW

The following table provides the calculations of Cash from Operations and Distributable Cash from Operations, which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                                Nine Months Ended September 30,
                                                                   1999                1998
                                                                   ----                ----
     Net cash provided by operating activities (a)             $ 2,807,660         $ 3,575,793
     Net change in operating assets and liabilities (a)           (195,797)           (335,017)
                                                               -----------         -----------
     Net cash provided by operations (a)                         2,611,863           3,240,776
     Increase in working capital reserves                               --            (357,756)
                                                               -----------         -----------
     Cash from operations (b)                                    2,611,863          (2,883,020)
     Decrease in working capital reserves                           24,039                  --
                                                               -----------         -----------
     Distributable cash from operations (b)                    $ 2,635,902         $ 2,883,020
                                                               ===========         ===========

     Allocation to General Partner                             $   131,795         $   144,151
     Allocation to John Hancock Limited Partner                    185,489             202,879
     Allocation to Investors                                     2,318,618           2,535,990
                                                               -----------         -----------
                                                               $ 2,635,902         $ 2,883,020
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

During the fourth quarter of 1999, the Partnership will make a cash distribution in the amount of $823,720 to the General Partner and Limited Partners. This amount is allocated 5% to the General Partner and 95% to the Limited Partners, in accordance with the Partnership Agreement. Of the amount to be distributed to the Limited Partners, the Investors will receive $724,569 and the John Hancock Limited Partner will receive $57,965. Such amounts represent a 7% annualized return on Limited Partners' remaining Invested Capital.

The source of future cash distributions is dependent upon cash generated by the Partnership's properties and the use of working capital reserves. The General Partner currently anticipates that the Partnership's Distributable Cash from Operations during the fourth quarter of 1999 will be reduced by the effect of the sales that have taken place during 1999.

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

          The Partnership and the other defendants answered the complaint, denying the material allegations and raising numerous affirmative defenses. Discovery was conducted, and the Partnership and other defendants produced documents relating the plaintiff's claims. The court ruled on statute of limitations defenses as to certain claims and ordered a hearing as to statute of limitations defenses as to other claims. The parties commenced settlement discussions, which resulted in a settlement agreement which was preliminarily approved by the court on November 10, 1999. The settlement is subject to final court approval at a hearing scheduled for December 22, 1999. Under the terms of the settlement, the defendants will guarantee certain minimum returns to class members on their investments and will pay fees and expenses for class counsel in an amount to be determined by the court up to $1.5 million.

          There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership, to which the Partnership is a party or to which any of its properties is subject.

ITEM 2.   CHANGES IN SECURITIES

          There were no changes in securities during the third quarter of 1999.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          There were no defaults upon senior securities during the third quarter of 1999.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders of the Partnership during the third quarter of 1999.

ITEM 5.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  There are no exhibits to this report.

          (b) There were no Reports on Form 8-K filed during the third quarter of 1999.

            JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of November, 1999.


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