Form 10-K
period 1999-12-31
HANCOCK JOHN REALTY INCOME FUND III LIMITED PARTNERSHIP
filed 2000-03-30
CIK 842741

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
FOR THE FISCAL YEAR ENDED                   December 31, 1999
                         -------------------------------------------------------

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

                         Exhibit Index on Pages 21 - 25

                                TABLE OF CONTENTS



                                     PART I


     Item 1  Business                                                          3
     Item 2  Properties                                                        5
     Item 3  Legal Proceedings                                                 7
     Item 4  Submission of Matters to a Vote
               of Security Holders                                             7


                                PART II


     Item 5  Market for the Partnership's Securities and Related
               Security Holder Matters                                         8
     Item 6  Selected Financial Data                                           9
     Item 7  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            10
     Item 8  Financial Statements and Supplementary Data                      15
     Item 9  Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                         16


                               PART III


     Item 10 Directors and Executive Officers of the Registrant               16
     Item 11 Executive Compensation                                           18
     Item 12 Security Ownership of Certain Beneficial Owners
               and Management                                                 18
     Item 13 Certain Relationships and Related Transactions                   18


                                PART IV


     Item 14 Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K                                            21

             Signatures                                                       26

                                     PART I

ITEM 1 - BUSINESS

The Registrant, John Hancock Realty Income Fund-III Limited Partnership (the "Partnership"), is a Limited Partnership organized on November 4, 1988 under the Massachusetts Uniform Limited Partnership Act. As of December 31, 1999, the partners in the Partnership consisted of a General Partner, John Hancock Realty Equities, Inc. (the "General Partner"), John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"), John Hancock Income Fund-III Assignor, Inc. (the "Assignor Limited Partner") and 2,226 Unitholders (the "Investors"). The Assignor Limited Partner holds 5 Limited Partnership Interests for its own account and 2,415,229 Assignee Units (the "Units") for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The initial capital of the Partnership was $2,100, representing capital contributions of $1,000 from the General Partner, $1,000 from the John Hancock Limited Partner and $100 from the Assignor Limited Partner. During the offering period, the John Hancock Limited Partner made additional capital contributions of $3,863,366. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the sale of up to 5,000,000 Assignee Units, representing economic and certain other rights attributable to Investor Limited Partnership Interests.

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

On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership which owns and operates a three-story office building and related land and improvements located in Gaithersburg, Maryland (the "Quince Orchard Corporate Center"). The partnership agreement of QOCC-1 Associates provides that the Affiliated Joint Venture shall contribute 95% of any required additional capital contributions. Of the cumulative total invested capital in QOCC-1 Associates at December 31, 1999, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

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

Real estate conditions in the Washington D.C. area for office space similar to the Quince Orchard Corporate Center continue to improve. The supply of such office space has been unable to keep pace with the demand, resulting in a slight increase in market rents. Further, this condition has given rise to new development in the area. The General Partner does not anticipate that this new development will negatively impact the market and, therefore, expects market conditions to remain favorable through 2000. The General Partner is actively marketing the property and is offering competitive leasing packages in an effort to secure prospective tenants for the building.

On December 28, 1989, the Partnership acquired the Palms of Carrollwood Shopping Center, a neighborhood shopping center located in Tampa, Florida. Although real estate market conditions for retail properties in the market in which the Palms of Carrollwood Shopping Center is located have declined since the Partnership acquired the property, occupancy levels and rental rates have stabilized during recent years. However, market conditions remain competitive due to the new construction of retail space. The General Partner anticipates that retail market conditions will remain competitive during 2000 and, therefore, will continue to offer competitive leasing packages in order to attract new tenants as well as retain existing tenants at the property.

On July 17, 1991, the Partnership acquired Yokohama Tire Warehouse located in Louisville, Kentucky. The Property is 100% leased to the Yokohama Tire Corporation under a lease that expires on March 31, 2006. Under the terms of the lease agreement, the Yokohama Tire Corporation had options to purchase the property for $10,228,173 on April 1, 1996, and $10,478,173 on April 1, 1999 but
did not choose to exercise such options. Yokohama Tire Corporation has an additional option to purchase the property for $10,578,173 on April 1, 2001. In addition, the Yokohama Tire Corporation has the option, exercisable at any time during the term of the lease, to expand the square footage of the facility by any area of up to 220,000 square feet. In consideration of the property's strong leasing position and due to the existing favorable market conditions in the Louisville, Kentucky area, the General Partner listed the Yokohama Tire Warehouse for sale during December 1999.

On December 27, 1991, the Partnership acquired the Purina Mills Distribution Building located in St. Louis, Missouri. Due to the then existing favorable real estate market conditions in the St. Louis, Missouri area, the General Partner listed the property for sale during January 1999. On May 24, 1999, the Partnership sold the Purina Mills Distribution Building to a non-affiliated buyer and received net sales proceeds of $4,946,400. During August 1999 the Partnership distributed $4,434,360 of the net proceeds of which $4,105,889 was distributed to the Investors and $328,471 was distributed to the John Hancock Limited Partner. The Partnership retained $512,040 in working capital reserves.

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

The General Partner entered into a Purchase and Sale Agreement on behalf of the Partnership on February 5, 1999 for the sale of the Allmetal Distribution Building to a non-affiliated buyer for a gross sales price of $2,180,000. On February 25, 1999, the Partnership sold the Allmetal Distribution Building to such non-affiliated buyer and received net sales proceeds of $2,080,039. During May 1999 the Partnership distributed $2,060,673 of the net sales proceeds of which $1,908,031 was distributed to the Investors and $152,642 was distributed to the John Hancock Limited Partner. The Partnership retained $19,366 in working capital reserves.

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

On March 27, 1992, the Partnership acquired the Business Center at Pureland located in Bridgeport, New Jersey. The property contains two buildings of approximately 60,000 square feet each and each of which was 100% occupied by a single tenant. One of the tenants at the Business Center at Pureland, National Polystyrene Recycling Co., L.P., ("NPRC") ceased operations and vacated its space during the fourth quarter of 1997. A replacement tenant was located to occupy this space during the third quarter of 1998. NPRC's lease obligations were terminated as of September 30, 1998 in consideration of NPRC paying a lease buyout fee of approximately $230,000. The new tenant's lease obligations commenced October 1, 1998 for a 32-month term. The other tenant at the Business Center at Pureland, Forbo Wallcoverings, Inc. ("Forbo") had a lease that was scheduled to expire on December 31, 1998; however, the tenant requested, and the General Partner agreed, to extend the term of the lease through March 31, 1999. Subsequently, Forbo has vacated. The Bridgeport, New Jersey real estate market currently has a relatively high amount of vacant space. In addition, there is a significant amount of land available for development. The General Partner anticipates that market conditions will remain competitive during 2000 and, therefore, will offer competitive rental rates and concessions in an effort to lease the available space at the property.

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

ITEM 2 - PROPERTIES

As of December 31, 1999 the Partnership held the following investments in its portfolio:

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

On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership that owns and operates the Quince Orchard Corporate Center, a three-story office building and related land and improvements located in Gaithersburg, Maryland. The partnership agreement of QOCC-1 Associates provides that the Affiliated Joint Venture shall contribute 95% of any required additional capital contributions. Of the cumulative total invested capital in QOCC-1 Associates at December 31, 1999, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

The average occupancy for the Quince Orchard Corporate Center for the year ended December 31, 1999 was 100%. The current tenant has exercised its right to terminate the lease in June 2000.

PALMS OF CARROLLWOOD

On December 28, 1989, the Partnership acquired the Palms of Carrollwood Shopping Center, located in Tampa, Florida, from a non-affiliated seller. The property contains approximately 161,000 rentable square feet, including approximately 10,000 square feet of office space, situated on a 15 acre site.

For the year ended December 31, 1999 the average occupancy for the Palms of Carrollwood Shopping Center was 84%. At December 31, 1999 the property's occupancy was 87%

YOKOHAMA TIRE WAREHOUSE

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

One building (consisting of 60,535 sq. ft.) is currently vacant. The second building (consisting of 59,116 sq. ft.) is 100% leased to National Paintball Supply, Inc. through May 31, 2001.

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

The Partnership and the other defendants answered the complaint, denying the material allegations and raising numerous affirmative defenses. Discovery was conducted, and the Partnership and other defendants have produced documents relating to the plaintiff's claims. The court ruled on statute of limitations defenses as to certain claims and ordered a hearing as to statute of limitations defenses as to other claims. The parties commenced settlement discussions, which resulted in a settlement agreement that was preliminary approved by the court on November 10, 1999 and finally approved by the court on December 22, 1999. Under the terms of the settlement, the defendants guaranteed certain minimum returns to class members on their investments and have paid fees and expenses for class counsel in an amount determined by the court to be $1.5 million. Payment under the settlement agreement will have no financial impact on the Partnership.

There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership, to which the Partnership is a party or to which any of its properties is subject.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders of the Partnership during the fourth quarter of 1999.

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

(b) NUMBER OF SECURITY HOLDERS

                                               Number of                Number of Units
                                         record holders as of          outstanding as of
     Title of Class                        December 31, 1999           December 31, 1999
     --------------                        -----------------           -----------------
     Assignee Units                              2,226                     2,415,229

(c) DIVIDEND HISTORY AND RESTRICTIONS

During the fiscal years ended December 31, 1999 and 1998, the Partnership distributed cash in the aggregate amounts of $13,275,623 and $3,844,028, respectively, from Distributable Cash from Operations and Distributable Cash from Sales, Financings or Repayments (as defined in the Partnership Agreement). These amounts were allocated 5% to the General Partner and 95% to the Investors and the John Hancock Limited Partner, in accordance with the terms of the Partnership Agreement. The following table reflects cash distributions made during the two year period ended December 31, 1999:

                                                                                Amount Paid
               Date of               Amount of          Amount Paid to        to John Hancock      Amount Paid     Distribution
            Distribution           Distribution         General Partner       Limited Partner     to Investors       Per Unit
            ------------           ------------         ---------------       ---------------     ------------       --------
         February 13, 1998           $   961,007             $48,050            $   67,627        $   845,330         $0.35
         May 15, 1998                    961,007              48,050                67,627            845,330          0.35
         August 14, 1998                 961,007              48,051                67,626            845,330          0.35
         November 13, 1998               961,007              48,050                67,627            845,330          0.35
         February 12, 1999 *           4,144,685              75,507               301,421          3,767,757          1.56
         May 14, 1999 *                2,994,222              46,677               218,336          2,729,209          1.13
         August 13, 1999 *             5,312,996              43,932               390,302          4,878,762          2.02
         November 15, 1999               823,720              41,186                57,965            724,569          0.30

         *includes Distributable Cash from Sales, Financings or Repayments.

The source of future distributions from Cash from Operations is dependent upon cash generated by the Partnership's investments and the use of working capital reserves for leasing costs and capital expenditures. Distributions of Cash from Operations (defined in the Partnership Agreement) represented a 7% return on Investors' Invested Capital during the years ended 1999 and 1998. Distributions of Distributable Cash from Sales or Financings in 2000 will be dependent upon the occurrence of sales of Partnership real properties. There can be no assurances that any properties will be sold or how much cash from such sales will be distributable to the Limited Partners, if any. For further discussion on the financial condition and results of operations of the Partnership see Item 7 of the Report.

In March 1999, the General Partner ended the distribution reinvestment plan previously in effect for the Partnership. The General Partner took this action pursuant to the Partnership Agreement and in what it considers to be the Partnership's best interest. Therefore, beginning with the Partnership's cash distribution in May 1999 and in all subsequent cash distributions, those Limited Partners who previously had designated their distribution for reinvestment will instead receive the amount of their distribution by check. Similarly, the distribution reinvestment plan will no longer purchase or arrange the purchase of Units of Limited Partners who submitted offers to sell Units through the plan. Limited Partners who wish to purchase or sell Units may wish to consult their securities advisors or contact a commercial matching service that deals in limited partnership interests. The General Partner cannot and does not purport to advise Limited Partners as to whether they should purchase or sell Units, at what price or times, or through what mechanism.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial information regarding the Partnership's financial position and operating results for the five-year period ended December 31, 1999. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto, which are included in Items 7 and 8, respectively, of this Report.

                                                                             Years Ended December 31,
                                                  1999               1998              1997               1996               1995
                                                  ----               ----              ----               ----               ----

Rental income                                 $  2,903,127      $  4,091,476       $  3,600,452       $  3,606,964      $  3,404,659
Income from joint venture                          730,711           716,157            704,292            701,988           755,198
Interest income                                    236,610           150,593            142,959            145,734           162,332
Gain/(loss) on sale of property                  2,065,783           783,054                  -                  -                 -
Net income                                       4,371,090         3,773,989          2,579,607          2,616,017         2,776,632
Net income per Unit (b)                              1.66               1.35               0.88              0.89               1.07
Ordinary tax income (a)                          4,609,560         4,196,411          2,707,074          2,969,975         2,782,263
Ordinary tax income per Unit (b)                     1.76               1.52               0.94              1.04               1.08
Cash distributions per Unit (c)                      5.01               1.40               1.40              1.35               1.20
Cash and cash equivalents
    at December 31                               2,899,090         5,874,797          2,505,729          2,663,859         2,431,272
Total assets at December 31                     30,650,344        39,797,736         39,595,199         40,896,886        41,824,552

(a)  The ordinary tax income for the Partnership was allocated as follows:

                                                                             Years Ended December 31,
                                                  1999               1998              1997               1996               1995
                                                  ----               ----              ----               ----               ----

     General Partner                           $   179,128       $   218,800        $   176,436        $   189,088       $   178,928
     John Hancock Limited Partner                  170,837           316,679            262,772            280,404                 -
     Investor Limited Partners                   4,259,595         3,660,932          2,267,866          2,500,483         2,603,335
                                               -----------         ---------          ---------          ---------         ---------
     Total                                      $4,609,560        $4,196,411         $2,707,074         $2,969,975        $2,782,263
                                                ==========        ==========         ==========         ==========        ==========

(b) The ordinary tax income per Unit for the fiscal years ended December 31, 1999, 1998, 1997, 1996 and 1995, as presented above, was computed by dividing the Investors' share of ordinary tax income by the number of Units outstanding during the year. The actual ordinary tax income per Unit has not been presented because the actual ordinary tax income is allocated between tax-exempt and tax-paying entities based upon the respective number of Units held by each entity at December 31, 1999, 1998, 1997, 1996 and 1995.

(c) Represents the actual cash distribution per Unit for the years ended December 31, 1999, 1998, 1997, 1996 and 1995.

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

IMPACT OF YEAR 2000

The Partnership participated in the Year 2000 remediation project of its parent, John Hancock Life Insurance Company (John Hancock). By late 1999, John Hancock and the Partnership completed their Year 2000 readiness plan to address issues that could result from computer programs written using two digits to define the applicable year rather than four to define the applicable year and century. As a result, John Hancock and the Partnership were prepared for the transition to the Year 2000 and did not experience any significant Year 2000 problems with respect to mission critical information technology ("IT") or non-IT systems, applications or infrastructure. During the date rollover to the year 2000, John Hancock and the Partnership implemented and monitored their millennium rollover plan and conducted business as usual on Monday, January 3, 2000.

Since January 3, 2000, the information systems, including mission critical systems, which in the event of a Year 2000 failure would have the greatest impact on operations, have functioned properly. In addition, neither John Hancock nor the Partnership experienced any significant Year 2000 issues related to interactions with material business partners. No disruptions have occurred which impact John Hancock or the Partnership's ability to process claims, update customer accounts, process financial transactions, report accurate data to management and no business interruptions due to Year 2000 issues have been experienced. While John Hancock and the Partnership continue to monitor their systems, and those of material business partners, closely to ensure that no unexpected Year 2000 issues develop, neither John Hancock nor the Partnership have reason, as of the date of this Report, to expect any such issues.

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

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Partnership had $2,899,090 in cash and cash equivalents and $88,844 in restricted cash. The Partnership's cash and cash equivalents decreased by $2,975,707 from December 31, 1998 primarily due to the net sales proceeds received from the sale of the Stone Container Building on December 29, 1998 and lease termination fees that were received from tenants at the Business Center at Pureland and Purina Mills Distribution Building. Cash from these transactions was contained in the 1998 balance sheet and later distributed during February 1999.

The Partnership has a working capital reserve with a current balance of approximately $2,700,000. The General Partner anticipates that such amount should be sufficient to satisfy the Partnership's general liquidity requirements. The Partnership's liquidity would, however, be materially adversely affected if there were a significant reduction in revenues or significant unanticipated operating costs, unanticipated leasing costs or unanticipated capital expenditures. If any or all of these events were to occur, to the extent that the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its affiliates, or the sale or financing of Partnership investments.

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

During 1999, cash in the amount of $88,452 was used for the payment of leasing costs incurred at the Palms of Carrollwood Shopping Center property. The General Partner anticipates that the Partnership will incur approximately $850,000 in leasing costs in 2000, at the Palms of Carrollwood and Business Center at Pureland properties. The current balance in the working capital reserve should be sufficient to pay such leasing costs.

During 1999, approximately $24,130 of cash generated from the Partnership's operations was used to fund non-recurring maintenance and repair expenses incurred at the Palms of Carrollwood and Business Center at Pureland properties. The General Partner anticipates that during 2000 the Partnership will incur non-recurring repair and maintenance expenses of approximately $518,000 at the Partnership's properties. These expenses will be funded from the operations of the Partnership's properties and may reduce the amount of cash available for distribution during 2000.

Cash in the amount of $13,275,623 was distributed to the Partners during 1999. Of this amount $4,146,058 was generated from Distributable Cash from Operations (defined in the Partnership Agreement), and $9,129,565 was distributed from Distributable Cash from Sales, Financings or Repayments (defined in the Partnership Agreement). These amounts were distributed in accordance with the Partnership Agreement and were allocated as follows:

                                                                              From Distributable
                                           From Distributable                  Cash from Sales,
                                          Cash from Operations            Refinancings or Repayments
                                          --------------------            --------------------------

Investors                                    $3,646,996                           $8,453,301
John Hancock Limited Partner                    291,760                              676,264
General Partner                                 207,302                                    -
                                             ----------                           ----------
         Total                               $4,146,058                           $9,129,565
                                             ==========                           ==========

The General Partner anticipates that the Partnership's Distributable Cash from Operations during 2000 will be reduced by the effect of the sales that have taken place during 1999 and by the need for cash to fund non-recurring maintenance and repair expenses.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)


One of the anchor tenants at the Palms of Carrollwood vacated the property during June 1995. In July 1995, the General Partner secured a new anchor tenant to occupy this space under a lease commencing in November 1995. At that time, three tenants' leases at the Palms of Carrollwood contained clauses that made reference to the situation in which the former anchor tenant ceased operations at the property. One of these tenants paid all amounts due under its lease through the lease's scheduled expiration in February 1997. Each of the other two tenants reduced their rental payments by 25%. As a result of a settlement negotiated with the General Partner, one of the other tenants recommenced making its rental payments at 100% of the contracted amount. The Partnership brought an action against the other tenant, who had reduced its rental payments during November 1995, to obtain collection of 100% of the amounts due under the lease agreement. The tenant claimed that it had the right to pay the reduced rent for the remainder of the lease term, that is, until November 2004. During the first quarter of 1998, this action was heard in a Florida court. The court issued a judgment and written ruling during the second quarter of 1998, finding that the tenant had only a limited period of time (approximately six months) during which it could pay the reduced rent. After that, the tenant must pay the full amount of rent specified in the lease. A judgment and written ruling were issued during the second quarter of 1998. The tenant appealed the ruling. In July 1999 the judgment was upheld and the Partnership received a total of approximately $220,000 from the tenant in full satisfaction of the judgment.

As of the date hereof, the Palms of Carrollwood is 87% occupied. During 2000, no significant leases are scheduled to expire. The General Partner will continue to offer competitive leasing packages in an effort to secure lease renewals with existing tenants as well as to secure new tenants for the remaining vacant space.

During the third quarter of 1997, Allmetal, Inc., the sole tenant at the Allmetal Distribution Building, extended the term of its lease through August 2008. As a result of this lease extension and the existing favorable conditions of the Carrollton, Texas real estate market, the Allmetal Distribution Building was listed for sale by the General Partner during June 1998. The General Partner entered into a Purchase and Sale Agreement on behalf of the Partnership on February 5, 1999 for the sale of the Allmetal Distribution Building to a non-affiliated buyer. On February 25, 1999, the Partnership sold the Allmetal Distribution Building and received net sales proceeds of $2,080,039, after deductions for commissions and selling expenses. This transaction generated a non-recurring gain of $575,591, representing the difference between the net sales price and the property's carrying value of $1,504,448.

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

One of the tenants at the Business Center at Pureland, National Polystyrene Recycling Co., L.P., ("NPRC") ceased operations and vacated its space during the fourth quarter of 1997. A replacement tenant was located to occupy this space during the third quarter of 1998. NPRC's lease obligations were terminated as of September 30, 1998 in consideration of NPRC paying a lease buyout fee of approximately $230,000. The new tenant's lease obligations commenced October 1, 1998 for a 32-month term. The other tenant at the Business Center at Pureland, Forbo Wallcoverings, Inc. ("Forbo") had a lease that was scheduled to expire on December 31, 1998. However, Forbo requested, and the General Partner agreed, to extend the term of the lease through March 31, 1999 and subsequently, Forbo has vacated. The Bridgeport, New Jersey real estate market currently has a relatively high amount of vacant space. In addition, there is a significant amount of land available for development. The General Partner anticipates competitive market conditions during 2000 and, therefore, will offer competitive rental rates and concessions in an effort to lease the available space at the property.

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

Real estate conditions in the Washington D.C. area for office space similar to the Quince Orchard Corporate Center continue to improve. The supply of such office space has been unable to keep pace with the demand, resulting in a slight increase in market rents. Further, this condition has given rise to new development in the area. The General Partner does not anticipate that this new development will negatively impact the market and, therefore, expects market conditions to remain favorable through 2000. The General Partner is actively seeking a tenant(s) for the property and will offer competitive leasing packages in an effort to secure new tenants for the building.

The Yokohama Tire Warehouse is 100% leased to the Yokohama Tire Corporation under a lease which expires on March 31, 2006. Under the terms of the lease agreement, the Yokohama Tire Corporation has one remaining option to purchase the property on April 1, 2001 for $10,578,173. In addition the tenant has the option to expand the square footage of the facility up to 220,000 square feet at any time during the term of the lease. In consideration of the property's strong leasing position and due to the existing favorable market conditions in the Louisville Kentucky area, the Yokohama Warehouse was listed for sale by the General Partner during December 1999. The General Partner is in the process of negotiating terms of a Purchase and Sale Agreement with a prospective buyer. No assurances can be given that an agreement will be reached with a prospective buyer.

The General Partner evaluated the carrying value of each of the Partnership's properties and its joint venture investment as of December 31, 1999 by comparing such carrying value to the related property's future undiscounted cash flows and the then most recent internal appraisal in order to determine whether an impairment in value existed. Based upon such evaluations, the General Partner determined that no impairment in values existed and, therefore, no write-downs were recorded as of December 31, 1999.

The General Partner will continue to conduct property valuations, using internal or independent appraisals, in order to assist in its evaluation of whether an impairment in value exists on any of the Partnership's properties.

RESULTS OF OPERATIONS

Average occupancy for the Partnership's investments was as follows:

                                                                                          Years ended December 31,
                                                                                   1999              1998             1997
     Palms of Carrollwood Shopping Center                                           84%               81%              79%
     Yokohama Tire Warehouse                                                       100%              100%             100%
     Purina Mills Distribution Building                                             N/A              100%             100%
     Allmetal Distribution Building                                                 N/A              100%             100%
     Stone Container Building                                                       N/A              100%             100%
     Business Center at Pureland                                                    63%              100%             100%
     Quince Orchard Corporate Center (Affiliated Joint Venture)                    100%              100%             100%

RESULTS OF OPERATIONS - 1999 COMPARED WITH 1998

Net income for the year ended December 31, 1999 was $4,371,090, as compared to net income of $3,773,989 in 1998. The 1999 results include a non-recurring gain of $2,065,783 from the sales of the Allmetal and Purina Mills Distribution Buildings. Excluding the results of this gain, net income for the year ended December 31, 1999 decreased by $1,468,682, or 39%, as compared to the prior year. This is primarily due to the sales of the Stone Container Building, the Allmetal Distribution Building and the Purina Mills Distribution Building.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - 1999 COMPARED WITH 1998 (CONTINUED)

Rental Income for the year ended December 31, 1999 decreased by $1,188,349, or 29%, as compared to 1998 primarily due to the sales of the Stone Container, Allmetal and Purina Mills Buildings and to reduced occupancy as of April 1, 1999 at the Business Center at Pureland. This decrease was offset by the $220,000 judgment received for Palms of Carrollwood as discussed in the Liquidity and Capital Resource Section of Item 7. Rental income at the Partnership's other properties was consistent between periods.

Interest income for the year ended December 31, 1999 increased by $86,017, or 56%, as compared to 1998. This increase was primarily due to the interest earned on the net sales proceeds received from the sales of the Stone Container, Allmetal and Purina Mills Buildings for the periods these proceeds were held before the next distribution date.

Property operating expenses for the year ended December 31, 1999 increased by $220,931, or 72%, as compared to 1998. This increase is primarily due to certain non-recurring legal fees and maintenance and repair expenses incurred at the Palms of Carrollwood Shopping Center during the current period. Also, recoveries of such expenses from tenants were lower as a result of reduced occupancy at the Business Center at Pureland.

Depreciation expense for the year ended December 31, 1999 decreased by $160,707, or 21%, as compared to 1998 primarily due to the sale of the Stone Container Building in December 1999, the sale of the Allmetal Distribution Building in February 1999, and to the reclassification of the Purina Mills Distribution Building as "Property Held for Sale" in January 1999. Accordingly, no depreciation was recorded on these properties since the time that they were listed for sale. The Purina Mills Building was sold in May 1999.

Amortization expense for the year ended December 31, 1999 decreased by $195,940, or 53%, as compared to 1998 primarily due to the sales and reclassifications of properties as reported above and accordingly no longer amortizing such amounts for these properties. Also, the acquisition fees paid to the General Partner were fully amortized at March 31, 1999 and, therefore, no amortization expense was recorded since that time.

General and administrative expenses for the year ended December 31, 1999 decreased by $266,434, or 53%, as compared to 1998, primarily due to a decrease in legal fees incurred by the Partnership in connection with the legal proceedings described in Item 3 of Part I of this Report. Excluding such legal fees, general and administrative expenses were consistent between periods.

RESULTS OF OPERATIONS - 1998 COMPARED WITH 1997

Net income for the year ended December 31, 1998 was $3,773,989 as compared to net income of $2,579,607 for the year ended December 31, 1997. This increase is due to the results for 1998 including a $783,054 non-recurring gain from the sale of the Stone Container Building, as well as lease termination payments received from tenants at the Business Center at Pureland and Purina Mills Distribution Building.

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

The General Partner believes that inflation has had no significant impact on the Partnership's income from operations during the last three fiscal years and the General Partner anticipates that it will not have a significant impact during 2000.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CASH FLOW

The following table provides the calculations of Cash from Operations and Distributable Cash from Operations, which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                                            Years Ended December 31,
                                                   1999             1998              1997              1996              1995
                                                   ----             ----              ----              ----              ----
Net cash provided by operating
     activities (a) ......................      $ 3,361,929      $ 4,697,816       $ 3,919,545       $ 4,250,925       $ 3,743,803
Net change in operating assets
     and liabilities (a) .................           14,492         (242,710)          146,780          (209,228)          111,983
                                                -----------      -----------       -----------       -----------       -----------
Net cash provided by operations (a) ......        3,376,421        4,455,106         4,066,325         4,041,697         3,855,786
Increase in working capital reserves .....             --            (61,932)         (222,297)         (197,669)         (804,971)
                                                -----------      -----------       -----------       -----------       -----------
Cash from operations (b) .................        3,376,421        4,393,174         3,844,028         3,844,028         3,050,815
Decrease in working capital reserves .....             --               --                --                --                --
                                                -----------      -----------       -----------       -----------       -----------
Distributable cash from operations (b) ...      $ 3,376,421      $ 4,393,174       $ 3,844,028       $ 3,844,028       $ 3,050,815
                                                ===========      ===========       ===========       ===========       ===========

Allocation to General Partner ............      $   168,821      $   219,659       $   192,201       $   192,201       $   152,541
Allocation to John Hancock Limited Partner          172,944          309,149           270,506           270,506              --
Allocation to Investors ..................        3,034,656        3,864,366         3,381,321         3,381,321         2,898,274
                                                -----------      -----------       -----------       -----------       -----------
                                                $ 3,376,421      $ 4,393,174       $ 3,844,028       $ 3,844,028       $ 3,050,815
                                                ===========      ===========       ===========       ===========       ===========

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

During February 2000, the Partnership made a cash distribution in the amount of $737,442 that was generated from the total Distributable Cash from Operations for the year ended December 31, 1999 less amounts previously distributed during 1999. This amount was distributed in accordance with the Partnership Agreement and was allocated as follows:

                                            Distributable Cash
                                              From Operations
                                              ---------------

Investors                                       $700,416
John Hancock Limited Partner                           -
General Partner                                   37,026
                                                --------
         Total                                  $737,442
                                                ========


In March 1999, the General Partner ended the distribution reinvestment plan previously in effect for the Partnership. The General Partner took this action pursuant to the Partnership Agreement and in what it considers to be the Partnership's best interest. Therefore, beginning with the Partnership's cash distribution in May 1999 and in all subsequent cash distributions, those Limited Partners who previously had designated their distribution for reinvestment will instead receive the amount of their distribution by check. Similarly, the distribution reinvestment plan will no longer purchase or arrange the purchase of Units of Limited Partners who submitted offers to sell Units through the plan. Limited Partners who wish to purchase or sell Units may wish to consult their securities advisors or contact a commercial matching service that deals in limited partnership interests. The General Partner cannot and does not purport to advise Limited Partners as to whether they should purchase or sell Units, at what price or times, or through what mechanism.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item appears beginning on page F-1 of this Report. The financial statements of QOCC-1 Associates, an investee of the Registrant, as of and for the years ending December 31, 1999, 1998 and 1997 are included herewith.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No events requiring disclosure under this Item have occurred.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

(a-b) IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

By virtue of its organization as a limited partnership, the Partnership has no directors or executive officers. As indicated in Item 1 of this Report, the General Partner of the Partnership is John Hancock Realty Equities, Inc., a Delaware corporation. Pursuant to the terms of the Partnership Agreement, the General Partner is solely responsible for the management of the Partnership's business. The names and ages of the directors and executive officers of the General Partner at December 31, 1999 were as follows:

              Name                                     Title                                  Age
              ----                                     -----                                  ---
     John M. Garrison                       President and Director                             49
     Malcolm G. Pittman, III                Director                                           48
     Susan M. Shephard                      Director                                           47
     Virginia H. Lomasney                   Treasurer (Chief Accounting Officer)               38

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

             Name                                 Title                                           Age
             ----                                 -----                                           ---

         Edward P. Dowd                     Senior Vice President of                               57
                                            John Hancock's Real Estate
                                            Investment Group

         John M. Garrison                   Senior Investment Officer of John Hancock's            49
                                            Real Estate Investment Group;
                                            President of John Hancock Realty
                                            Equities, Inc.

         John M. Nagle                      Senior Investment Officer of John                      49
                                            Hancock's Real Estate Investment
                                            Group; Vice President of
                                            John Hancock Realty Equities, Inc.

(d) FAMILY RELATIONSHIPS

There exist no family relationships among any of the foregoing directors or officers of the General Partner.

(e) BUSINESS EXPERIENCE

John M. Garrison (age 49) joined John Hancock in 1995 as an Investment Officer. He has been President and a Director of the General Partner, Hancock Realty Investors Incorporated and John Hancock Property Investors Corp. since July 1999. His term as Director of the General Partner expires in May 2000. Mr. Garrison has been a Senior Investment Officer of John Hancock since November 1999. Prior to joining John Hancock, he held a number of positions with the Metropolitan Life Real Estate Investment Group. He holds an M.B.A. from Yale University and a B.A. from Hamilton College.

Malcolm G. Pittman, III (age 48), joined John Hancock in 1986 as an Assistant Counsel. He has been a Director of the General Partner since November 1991. His term as a Director of the General Partner expires in May 2000. Mr. Pittman has been a Counsel of John Hancock's Mortgage and Real Estate Law Division since 1993. From 1989 to 1993, he was an Associate Counsel of John Hancock. He holds a J.D. from Yale Law School and a B.A. from Oberlin College.

Susan M. Shephard (age 47), joined John Hancock in 1985 as an Attorney. She has been a Director of the General Partner since November 1991. Her term as a Director of the General Partner expires in May 2000. Ms. Shephard has been a Mortgage Investment Officer of John Hancock since 1991. From 1988 to 1991, she was an Associate Counsel of John Hancock and from 1987 to 1988, she was an Assistant Counsel of John Hancock. She holds a J.D. from Georgetown University Law Center and a B.A. from the University of Rhode Island.

Virginia H. Lomasney (age 38) joined John Hancock in 1983. She was appointed Treasurer of the General Partner effective March 25, 1999. Ms. Lomasney has been an Associate Investment Officer of John Hancock since 1993. She holds an M.B.A. from Bentley College and a B.S. from Boston University.

Edward P. Dowd (age 57), joined John Hancock in 1970. He has been a Director of Hancock Realty Investors, Incorporated since 1991, and a Director of John Hancock Realty Services Corp. and subsidiaries and John Hancock Property Investors Corp. since 1987. Mr. Dowd has been a Senior Vice President of John Hancock since 1991. From 1989 to 1990, he was a Vice President of John Hancock and from 1986 to 1989, he was a Second Vice President of John Hancock. Prior to that time, he held a number of positions including Senior Real Estate Investment Officer and Real Estate Investment Officer of John Hancock. From July 1982 to May 1986, Mr. Dowd was President of the General Partner. He holds an A.B. from Boston College.

John M. Nagle (age 49) joined John Hancock in 1979. He has been Vice President of the General Partner, John Hancock Realty Services Corp. and Hancock Realty Investors Incorporated since July 1999. Mr. Nagle has been a Senior Investment Officer of John Hancock since 1987. From 1991 through 1993 he was Vice President of Hancock Realty Investors Incorporated. He holds an M.B.A. and a B.B.A. from the University of Massachusetts at Amherst.

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

To the Partnership's knowledge, no officer or director of the General Partner has or had an ownership interest in the Partnership during the 1999 fiscal year or as of the date hereof. In addition, to the Partnership's knowledge, the County Employees' Annuity and Benefit Fund of Cook County, the greater than 10% holder of Units, was not required to file any reports relating to Section 16(a) filing requirements during the 1999 fiscal year.

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

Compensation Committee Interlocks and Insider Participation:
The Partnership did not have a Compensation Committee in 1999 and does not currently have such a committee. No current or former officer or employer of the General Partner or its Affiliates participated during the 1999 fiscal year in deliberations regarding the General Partner's compensation as it relates to the Partnership.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
No person or group, including the General Partner, is known by the General Partner to own beneficially more than 5% of the Partnership's 2,415,229 outstanding Units as of December 31, 1999, except as follows:

         Title of            Name and Address of               Amount and Nature of                Percent of
          Class               Beneficial Owner                 Beneficial Ownership                  Class
          -----               ----------------                 --------------------                  -----
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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Note 4 of the Notes to the Financial Statements included in Item 8 of this Report for a description of certain transactions and related amounts payable by the Partnership to the General Partner and its Affiliates during 1999, 1998 and 1997.

In accordance with the terms of the Partnership Agreement, the General Partner and its Affiliates (as defined in the Partnership Agreement) are entitled to the following types of compensation, fees, profits/(losses), expense reimbursements and distributions:

A reimbursement for Acquisition Expenses (as defined in the Partnership Agreement) incurred by the General Partner or its Affiliates was payable at cost to the General Partner or its Affiliates. The Partnership completed its property acquisitions on March 27, 1992 and, therefore, did not pay any such reimbursements during the years ended 1999, 1998 or 1997.

An Affiliate of the General Partner may receive a Property Management Fee for providing property management services for the Partnership's properties. The Partnership is obligated to pay a fee equal to the amount customarily charged in arms-length transactions by other entities rendering comparable services for comparable properties in the localities where the Partnership's properties are located but in no event may such fee exceed 6% of the gross receipts of the property under management. To date, no Affiliate of the General Partner has provided property management services to the Partnership. Therefore, the Partnership did not pay any such fees during the years ended 1999, 1998 or 1997.

The General Partner and its Affiliates are also entitled to Reimbursement for Expenses relating to the administrative services necessary to the prudent operation of the Partnership, such as legal, accounting, computer, transfer agent and other services. The amounts charged to the Partnership for such administrative services may not exceed the lesser of the General Partner's or such Affiliate's costs or 90% of those which the Partnership would be required to pay to independent parties for comparable services in the same geographic area. The Partnership reimbursed the General Partner or its Affiliates for $153,216, $234,860 and $244,487 of such expenses during the years ended December 31, 1999, 1998 and 1997, respectively.

A Subordinated Disposition Fee (as defined in the Partnership Agreement) for selling properties is payable to the General Partner in the amount of 3% of the sales price of each property sold. However, no such Subordinated Disposition Fee may be paid to the General Partner unless and until the Investors and the John Hancock Limited Partner have received a return of their total Invested Capital (as defined in the Partnership Agreement) plus the Cumulative Return on Investment (as defined in the Partnership Agreement) of 12% per annum for all fiscal years ended prior to the date of payment. Such Subordinated Disposition Fee may not exceed 50% of the competitive real estate commissions in the area where the property is located or, together with any other brokerage commission payable to or by any other person, exceed 6% of the contract sales price of such property. The Partnership did not pay any such fees during the years ended 1999, 1998 or 1997.

In accordance with Section 8 of the Partnership Agreement (as described more fully in Note 3 to the Financial Statements included in Item 8 of this Report), 5% of Distributable Cash from Operations is distributable to the General Partner and the remaining 95% in the following order of priority: first, to the Investors in an amount sufficient to provide a non-cumulative, non-compounded cash return equal to 7% per annum on their Invested Capital; second, to the John Hancock Limited Partner in an amount sufficient to provide a non-cumulative, non-compounded cash return equal to 7% per annum on its Invested Capital; and third, to the Investors and the John Hancock Limited Partner in proportion to their respective capital contributions. The General Partner's share of Distributable Cash from Operations was $168,821, $219,659 and $192,201 for the years ended December 31, 1999, 1998 and 1997. In accordance with the terms of the Partnership Agreement, the John Hancock Limited Partner was entitled to $172,944, $309,149 and $270,506 of Distributable Cash from Operations for the years ended December 31, 1999, 1998 and 1997, respectively.

A Share of Cash from Sales or Financings may be distributed to the General Partner and the John Hancock Limited Partner. Cash from Sales or Financings are distributable in accordance with Section 8 of the Partnership Agreement (as described more fully in Note 3 to the Financial Statements included in Item 8 of this Report). The John Hancock Limited Partner's share of Cash from Sales or Financings was $481,113, $195,151 and $0 for the years ended December 31, 1999, 1998 and 1997, respectively.

A Share of the Partnership's Profits or Losses for tax purposes is allocable to the General Partner and to the Investors and the John Hancock Limited Partner. Such allocation generally approximates, insofar as practicable, their percentage share of Distributable Cash from Operations and of Cash from Sales or Financings. The General Partner will generally be allocated 1% of Partnership Losses for tax purposes, and the John Hancock Limited Partner will be allocated tax losses associated with the Partnership's sales commissions funded by the John Hancock Limited Partner's Capital Contributions. The General Partner's Share of such Profits or Losses were profits of $179,128, $218,800 and $176,436 during the years ended December 31, 1999, 1998 and 1997, respectively. In accordance with the terms of the Partnership Agreement, the John Hancock Limited Partner was allocated $170,837, $316,679 and $262,772 of profits during the years ended December 31, 1999, 1998 and 1997, respectively.

The following table reflects all compensation, fees, profits/(losses), expense reimbursements and distributions from the Partnership to the General Partner and/or its Affiliates for the three years ended December 31, 1999:

                                                                              Years Ended December 31,
                                                                    1999                1998                1997
                                                                    ----                ----                ----

     Operating Expenses                                           $153,216            $234,860            $244,487
     General Partner Share of Distributable
        Cash from Operations                                       168,821             219,659             192,201
     John Hancock Limited Partner's share
        of Distributable Cash from Operations                      172,944             309,149             270,506
     John Hancock Limited Partner's share
        Of Distributable Cash from Sales,
        Financings or Repayments                                   481,113             195,151                   -
     General Partner Share of Profits or
        Losses for tax purposes                                    179,128             218,800             176,436
     John Hancock Limited Partner's share
        of Profits or Losses for tax purposes                      170,837             316,679             262,772

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

The General Partner believes that this indemnification applies to costs incurred in the class action complaint described in Item 3 of Part I of this Report. Accordingly, the Partnership indemnified the General Partner and its Affiliates for costs of $31,787, $82,749 and $54,092, relating to the class action complaint in the years ended December 31, 1999, 1998 and 1997, respectively.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1) and (2) - Listed on Index to Financial Statements and Financial
                   Statement Schedules.

     (3)         - Listing of Exhibits

    EXHIBIT NUMBER                                                                       PAGE NUMBER OR
         UNDER                                                                          INCORPORATION BY
    REGULATION S-K                 DESCRIPTION                                              REFERENCE
    --------------                 -----------                                              ---------

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

         10.6         Documents relating to the
                      Allmetal Distribution Building

         (a)          Real Estate Sale Agreement                                        Exhibit 1 to Amendment dated
                      January 31, 1992 between                                          Number 1 on Form 8 to the
                      The Travelers Insurance Company                                   Partnership's report on 8-K
                      and John Hancock Realty                                           dated February 11, 1992
                      Income Fund-III Limited Partnership*                              (File 0-18563)

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

(b) There were no reports on Form 8-K filed during the quarter ended December 31, 1999.

(c)  Exhibits - See Item 14 (a) (3) of this Report.

(d) Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate section of this Report commencing on Page F-45.

---------------
+Filed herewith
*Incorporated by reference

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2000.


                               JOHN HANCOCK REALTY INCOME FUND-III
                               LIMITED PARTNERSHIP


                               By:   John Hancock Realty Equities, Inc.
                                     General Partner


                               By: /s/ John M. Garrison
                                   ------------------------------------
                                   John M. Garrison, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March, 2000.


        Signatures                                                  Title
        ----------                                                  -----

      /s/ John M. Garrison                             President (Principal Executive Officer) and
------------------------------------                   Director of John Hancock Realty Equities,
          John M. Garrison                             Inc. (General Partner of Registrant)




    /s/ Virginia H. Lomasney                           Treasurer (Chief Accounting Officer) of
------------------------------------                   John Hancock Realty Equities, Inc.
        Virginia H. Lomasney                           (General Partner of Registrant)




  /s/ Malcolm G. Pittman, III                          Director of John Hancock Realty Equities,
------------------------------------                   Inc. (General Partner of Registrant)
      Malcolm G. Pittman, III



     /s/ Susan M. Shephard                             Director of John Hancock Realty Equities,
------------------------------------                   Inc. (General Partner of Registrant)
         Susan M. Shephard

                           ANNUAL REPORT ON FORM 10-K



                  ITEM 8, ITEM 14 (a) (1) AND (2), (c) AND (d)



                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



                    YEARS ENDED DECEMBER 31, 1999, 1998, 1997



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

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)



         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                        (ITEMS 8 AND 14 (A) (1) AND (2))




(1)    (a)    Financial Statements of the Registrant                                     Page
                                                                                         ----

              Report of Independent Auditors                                             F-3
              Balance Sheets at December 31, 1999 and 1998                               F-4
              Statements of Operations for the Years Ended
                 December 31, 1999, 1998 and 1997                                        F-5
              Statements of Partners' Equity for the Years Ended
                 December 31, 1999, 1998 and 1997                                        F-6
              Statements of Cash Flows for the Years Ended
                 December 31, 1999, 1998 and 1997                                        F-7
              Notes to Financial Statements                                              F-8

       (b)    Financial Statements of the Investee

              Report of Independent Auditors                                             F-17
              Balance Sheet at December 31, 1999                                         F-18
              Statement of Operations for the Year Ended December 31, 1999               F-19
              Statement of Partners' Equity for the Year Ended December 31, 1999         F-20
              Statement of Cash Flows for the Year Ended December 31, 1999               F-21
              Notes to Financial Statements                                              F-22

              Report of Independent Auditors                                             F-27
              Balance Sheet at December 31, 1998                                         F-28
              Statement of Operations for the Year Ended December 31, 1998               F-29
              Statement of Partners' Equity for the Year Ended December 31, 1998         F-30
              Statement of Cash Flows for the Year Ended December 31, 1998               F-31
              Notes to Financial Statements                                              F-32

              Report of Independent Auditors                                             F-37
              Balance Sheet at December 31, 1997                                         F-38
              Statement of Operations for the Year Ended December 31, 1997               F-39
              Statement of Partners' Equity for the Year Ended December 31, 1997         F-40
              Statement of Cash Flows for the Year Ended December 31, 1997               F-41
              Notes to Financial Statements                                              F-42

 (2)   Financial Statement Schedules

         Schedule III:       Real Estate and Accumulated Depreciation                    S-1



All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         Report of Independent Auditors


To the Partners
John Hancock Realty Income Fund-III Limited Partnership


We have audited the accompanying balance sheets of John Hancock Realty Income Fund-III Limited Partnership (the "Partnership") as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of QOCC-1 Associates (a limited partnership in which JH Quince Orchard Partners, a joint venture in which the Partnership has a 50% interest, has a 75% interest) have been audited by other auditors whose reports have been furnished to us; insofar as our opinion on the financial statements relates to data included for QOCC-1 Associates, it is based solely on their reports.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of John Hancock Realty Income Fund-III Limited Partnership at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.








                                ERNST & YOUNG LLP

Boston, Massachusetts
February 7, 2000

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                     ASSETS

                                                           DECEMBER 31,
                                                           ------------
                                                     1999                1998
                                                     ----                ----


Cash and cash equivalents                        $ 2,899,090        $ 5,874,797
Restricted cash                                       88,844             79,541
Other assets                                         110,669            348,339

Property held for sale                             6,924,617          1,504,448

Investment in property:
   Land                                            6,355,135          7,667,535
   Building and improvements                       9,717,459         21,960,686
                                                 -----------        -----------
                                                  16,072,594         29,628,221
 Less: accumulated depreciation                    2,967,494          5,633,631
                                                 -----------        -----------
                                                  13,105,100         23,994,590

Investment in joint venture                        6,760,170          7,036,529

Deferred expenses, net of accumulated
   amortization of $1,890,092 in 1999 and
   $1,718,411 in 1998                                761,854            959,492
                                                 -----------        -----------

       Total assets                              $30,650,344        $39,797,736
                                                 ===========        ===========



                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:

   Accounts payable and accrued expenses                 $   205,003               $   383,720
   Accounts payable to affiliates                            168,288                   232,430
                                                        ------------                   -------

       Total liabilities                                     373,291                   616,150

Commitments and contingencies

Partners' equity/(deficit):

   General partners                                          (67,086)                  (38,068)
   Limited partners                                       30,344,139                39,219,654
                                                         -----------                ----------

       Total partners' equity                             30,277,053                39,181,586
                                                        ------------                ----------

       Total liabilities and partners' equity            $30,650,344               $39,797,736
                                                         ===========               ===========









                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS


                                                                YEARS ENDED DECEMBER 31,
                                                                ------------------------
                                                    1999                  1998                  1997
                                                    ----                  ----                  ----

Income:

     Rental income                              $2,903,127        $4,091,476        $3,600,452
     Income from joint venture                     730,711           716,157           704,292
     Interest income                               236,610           150,593           142,959
     Gain on sale                                2,065,783           783,054                --
                                                ----------        ----------        ----------

       Total income                              5,936,231         5,741,280         4,447,703

Expenses:

     Depreciation                                  619,260           779,967           829,665
     Amortization of deferred expenses             175,495           371,435           367,546
     Property operating expenses                   529,586           308,655           314,874
     General and administrative expenses           240,800           507,234           356,011
                                                ----------        ----------        ----------

       Total expenses                            1,565,141         1,967,291         1,868,096
                                                ----------        ----------        ----------

       Net income                               $4,371,090        $3,773,989        $2,579,607
                                                ==========        ==========        ==========

Allocation of net income:

       General Partner                          $  178,284        $  206,582        $  183,175
       John Hancock Limited Partner                172,810           302,616           276,868
       Investors                                 4,019,996         3,264,791         2,119,564
                                                ----------        ----------        ----------
                                                $4,371,090        $3,773,989        $2,579,607
                                                ==========        ==========        ==========

Net Income per Unit                             $     1.66        $     1.35        $     0.88
                                                ==========        ==========        ==========




                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                        GENERAL              LIMITED
                                                        PARTNER             PARTNERS                TOTAL
                                                        -------             --------                -----


Partners' equity/(deficit) at January 1, 1997
   (2,415,234 Units outstanding)                      ($  43,423)          $40,559,468           $40,516,045

Less:      Cash distributions                           (192,201)           (3,651,826)           (3,844,027)

Add:       Net income                                    183,175             2,396,432             2,579,607
                                                       ---------         -------------         -------------

Partners' equity/(deficit) at December 31, 1997
   (2,415,234 Units outstanding)                         (52,449)           39,304,074            39,251,625

Less:      Cash distributions                           (192,201)           (3,651,827)           (3,844,028)

Add:       Net income                                    206,582             3,567,407             3,773,989
                                                       ---------         -------------         -------------

Partners' equity/(deficit) at December 31, 1998
   (2,415,234 Units outstanding)                         (38,068)           39,219,654            39,181,586

Less:      Cash distributions                           (207,302)          (13,068,321)          (13,275,623)

Add:       Net income                                    178,284             4,192,806             4,371,090
                                                       ---------         -------------         -------------

Partners' equity/(deficit) at December 31, 1999
   (2,415,234 Units outstanding)                      ($  67,086)          $30,344,139           $30,277,053
                                                       =========           ===========           ===========








                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS


                                                                                             YEARS ENDED DECEMBER 31,
                                                                           1999                  1998                  1997
                                                                           ----                  ----                  ----

Operating activities:
     Net income                                                         $4,371,090            $3,773,989            $2,579,607

     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Gain on sale of property                                        (2,065,783)             (783,054)                    -
        Depreciation                                                       619,260               779,967               829,665
        Amortization of deferred expenses                                  175,495               371,435               367,546
        Cash distributions over equity
           in income from joint venture                                    276,359               312,769               289,507
                                                                        ----------            ----------            ----------
                                                                         3,376,421             4,455,106             4,066,325

     Changes in operating assets and liabilities:
        (Increase)/decrease in restricted cash                              (9,303)               30,515                (2,097)
        (Increase)/decrease in other assets                                237,670               (60,381)             (107,416)
        (Decrease)/increase in accounts payable and
           accrued expenses                                               (178,717)              171,591               (75,245)
        (Decrease)/increase in accounts payable
           to affiliates                                                   (64,142)              100,985                37,978
                                                                        -----------           ----------            ----------
              Net cash provided by operating activities                  3,361,929             4,697,816             3,919,545

Investing activities:
     Proceeds from sale of property                                      7,026,439             2,645,995                     -
     Increase in deferred expenses and other assets                        (88,452)             (130,715)             (233,648)
                                                                        -----------           ----------            ----------
              Net cash provided by/(used) in investing activities        6,937,987             2,515,280              (233,648)

Financing activities:
     Cash distributed to Partners                                      (13,275,623)           (3,844,028)           (3,844,027)
                                                                      -------------          -----------            ----------
              Net cash used in financing activities                    (13,275,623)           (3,844,028)           (3,844,027)
                                                                      -------------          -----------            ----------

              Net (decrease)/increase in cash and
                 cash equivalents                                       (2,975,707)            3,369,068              (158,130)

              Cash and cash equivalents at beginning
                 of year                                                 5,874,797             2,505,729             2,663,859
                                                                      ------------           -----------            ----------

              Cash and cash equivalents at end
                 of year                                                $2,899,090            $5,874,797            $2,505,729
                                                                      ============            ==========            ==========






                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

1.       ORGANIZATION OF PARTNERSHIP

         John Hancock Realty Income Fund-III Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on November 4, 1988. As of December 31, 1999, the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-III Assignor, Inc. (the "Assignor Limited Partner"); and 2,226 Unitholders (the "Investors"). The Assignor Limited Partner holds five Investor Limited Partnership Interests for its own account and 2,415,229 Assignee Units (the "Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,100, representing capital contributions of $1,000 from the General Partner, $1,000 from the John Hancock Limited Partner, and $100 from the Assignor Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Units at $20 per unit. During the offering period, which terminated on February 15, 1991, 2,415,229 Units were sold and the John Hancock Limited Partner made additional capital contributions of $3,863,366. There were no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

         As initially stated in its Prospectus, it was expected that the Partnership would be dissolved upon the sale of its last remaining property, which at that time was expected to be within seven to ten years following the date such property was acquired by the Partnership. As of December 31, 1999, the Partnership has four properties remaining in its portfolio, one of which is listed for sale and three of which will be listed for sale during 2000. Upon the sale of the last remaining property, the operations of the Partnership will terminate, and the Partnership will be dissolved, in accordance with the terms of the Partnership Agreement, as soon as reasonable practicable.

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

         Property held for sale is recorded at the lower of its carrying amount, at the time the property is listed for sale, or its fair value, less cost to sell. Carrying amount includes the property's cost, as described below, less accumulated depreciation thereon and less any property write-downs for impairment in value and plus any related unamortized deferred expenses. Operating results for properties held for sale are reported on the statement of operations along with the operations of other investments in property.

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

         Depreciation has been provided on a straight-line basis over the estimated useful lives of the various assets: thirty years for the buildings and five years for related improvements. Maintenance and repairs are charged to operations as incurred. Property held for sale is not depreciated.

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

         The net income per Unit for the years ended December 31, 1999, 1998 and 1997 is calculated by dividing the Investors' share of net income by the number of Units outstanding during each year.


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

4.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         Fees, commissions and other costs incurred or paid by the General Partner or its affiliates during the three years ended December 31, 1999, 1998 and 1997, and to which the General Partner or its affiliates are entitled to reimbursement from the Partnership were $153,216, $234,860 and $244,487, respectively.

         The Partnership provides indemnification to the General Partner and its affiliates for any acts or omissions of the General Partner good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described in Note 9. Accordingly, included in the Statements of Operations for the years ended December 31, 1999, 1998, and 1997 were $31,787, $82,745, and $54,092, respectively, representing the Partnership's share of costs incurred by the General Partner and its affiliates relating to the class action complaint. As of December 31, 1999, the Partnership has incurred a total of $210,098 as its share of the costs incurred by the General Partner and its affiliates resulting from this matter.

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

5.       INVESTMENT IN PROPERTY

         Investment in property at cost, less any write-downs, consists of managed, fully-operating, commercial real estate as follows:

                                                                                                      December 31,
                                                                                                      ------------
                                                                                             1999                      1998
                                                                                             ----                      ----
               Palms of Carrollwood Shopping Center                                       $10,930,578                $10,930,578
               Yokohama Tire Warehouse                                                              -                  9,352,221
               Purina Mills Distribution Building                                                   -                  4,203,406
               Business Center at Pureland                                                  5,142,016                  5,142,016
                                                                                          -----------                -----------
                                                                                          $16,072,594                $29,628,221
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

         During December 1999, the Yokohama Tire Warehouse was listed for sale. Accordingly, this property is classified as "Property Held for Sale" on the Balance Sheet at December 31, 1999 at its carrying value, which is not in excess of its estimated fair value, less selling costs. The General Partner is in the process of negotiating terms of a Purchase and Sale Agreement with a prospective buyer. No assurances can be given that an agreement will be reached with a prospective buyer.

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

         The Partnership leases its properties to non-affiliated tenants primarily under long-term operating leases.

         At December 31, 1999, future minimum rentals on non-cancelable leases relating to the above properties were as follows:

                        2000                     $1,696,251
                        2001                      1,213,752
                        2002                      1,046,541
                        2003                      1,016,266
                        2004                        938,814
                        Thereafter                  618,892
                                                 ----------
                           Total                 $6,530,516


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

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


6.       INVESTMENT IN JOINT VENTURE (CONTINUED)

         On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership which owns and operates the Quince Orchard Corporate Center, a three-story office building and related land and improvements located in Gaithersburg, Maryland. The partnership agreement of QOCC-1 Associates provides that the Affiliated Joint Venture contribute 95% of any required additional capital contributions. Of the cumulative total invested capital in QOCC-1 Associates at December 31, 1999, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

         Net cash flow from QOCC-1 Associates is distributed in the following order of priority: (i) to the payment of all debts and liabilities of QOCC-1 Associates and to fund reserves deemed reasonably necessary;
         ii), to the partners in proportion to their respective invested capital until each has received a 9% return on invested capital and iii) the balance, if any, to the partners in proportion to their interests. Prior to 1996, QOCC-1 Associates had not provided the partners with a return in excess of 9% on their invested capital. During 1999, 1998 and 1997, the partners received a return on invested capital of approximately 12%.

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

         Summarized financial information for QOCC-1 Associates is as follows:

                                                           Financial Position at
                                                                December 31,
                                                         1999                1998
                                                         ----                ----
           Current assets                          $     551,822         $     535,140
           Deferred expenses, net                      1,181,080             1,280,719
           Other assets                                1,030,291             1,330,111
           Investment in property, net                11,216,608            11,590,339
                                                   -------------            ----------
               Total assets                          $13,979,801           $14,736,309
                                                     ===========           ===========

           Current liabilities                     $     317,737         $     484,303
           Partners' equity                           13,662,064            14,252,006
                                                    ------------            ----------
               Total liabilities and equity          $13,979,801           $14,736,309
                                                     ===========           ===========

                                                    Results of Operations
                                                  Years Ended December 31,
                                        1999                1998               1997
                                        ----                ----               ----

           Total income             $2,791,306          $2,788,939          $2,761,035
           Total expenses            1,178,230           1,198,608           1,212,058
                                    ----------          ----------          ----------
               Net income           $1,613,076          $1,590,331          $1,548,977
                                    ==========          ==========          ==========


         The Affiliated Joint Venture's share of QOCC-1 Associates' partners' equity was $13,456,393 and $14,009,111 at December 31, 1999 and 1998,
         respectively. The Affiliated Joint Venture's share of QOCC-1 Associates' net income was $1,461,422, $1,432,312 and $1,408,558 for the years ended December 31, 1999, 1998 and 1997, respectively. As noted above, the Partnership has a 50% interest in the Affiliated Joint Venture.

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.       DEFERRED EXPENSES

         Deferred expenses consist of the following:

                                                            Unamortized Balance at
                                                                 December 31,
           Description                                       1999              1998
           -----------                                       ----              ----
         $152,880 of acquisition fees for
         investment in the Affiliated Joint
         Venture.  This amount
         is amortized over a period
         of 31.5 years.                                   $  99,696          $104,549

         $1,049,417 of tenant improvements.  These
         amounts are amortized over the terms
         of the leases to which they relate.                476,432           519,358

         $376,029 of lease commissions.  These
         amounts are amortized over the terms
         of the leases to which they relate.                185,726           297,241

         $1,073,620 of acquisition fees paid to the
         General Partner.  This amount
         is amortized over a period of
         eighty-four months.                                      -            38,344
                                                           --------          --------
                                                           $761,854          $959,492
                                                           ========          ========


8.      FEDERAL INCOME TAXES

         A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                               Years Ended December 31,
                                                                   1999                  1998                   1997

              Net income per Statements of Operations           $4,371,090            $3,773,989            $2,579,607

              Add/(less):      Excess of tax gain
                                  Over book gain on                117,654                     -                     -
                                  Disposition of assets
                               Excess of book depreciation
                                  over tax depreciation             32,628                91,319               138,779
                               Excess of book amortization
                                  over tax amortization            126,712               187,342               189,010
                               Other income                        (62,124)              (56,079)             (211,950)
                               Other expenses                       23,600               199,840                11,628
                                                                ----------            ----------            ----------
              Net income for federal income tax purposes        $4,609,560            $4,196,411            $2,707,074
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

         The Partnership and the other defendants answered the complaint, denying the material allegations and raising numerous affirmative defenses. Discovery was conducted, and the Partnership and other defendants produced documents relating to the plaintiff's claims. The court ruled on statute of limitations defenses as to certain claims and ordered a hearing as to statute of limitations defenses as to other claims. The parties commenced settlement discussions, which resulted in a settlement agreement that was preliminarily approved by the court on November 10, 1999 and finally approved by the court on December 22, 1999. Under the terms of the settlement, the defendants guarantee certain minimum returns to class members on their investments and have paid fees and expenses for class counsel in an amount determined by the court to be $1.5 million. Payment under the settlement agreement will have no financial impact on the Partnership.

         The Partnership provides indemnification to the General Partner and its affiliates for acts or omissions of the General Partner in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described above.

         The Partnership has incurred an aggregate of approximately $525,245 in legal expenses in connection with this matter. Of this amount, approximately $315,147 relates to the Partnership's own defense and approximately $210,098 relates to indemnification of the General Partner and its affiliates for their defense. These expenses are funded from the operations of the Partnership.

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

10.      SUBSEQUENT EVENTS

         During February 2000, the Partnership made a cash distribution from Distributable Cash from Operations in the amount of $737,442. The amount was distributed in accordance with the Partnership Agreement and allocated as follows:

                                            Distributable Cash
                                              From Operations
                                              ---------------

         Investors                                 $700,416
         John Hancock Limited Partner                     -
         General Partner                             37,026
         Total                                     $737,442

                            FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITORS' REPORT

                                QOCC-1 ASSOCIATES

                                DECEMBER 31, 1998

                                QOCC-1 ASSOCIATES

                                TABLE OF CONTENTS

                                                     PAGE


INDEPENDENT AUDITORS' REPORT                         F-17


FINANCIAL STATEMENTS


         BALANCE SHEET                               F-18


         STATEMENT OF INCOME                         F-19


         STATEMENT OF PARTNERS' EQUITY               F-20


         STATEMENT OF CASH FLOWS                     F-21


         NOTES TO FINANCIAL STATEMENTS               F-22

                          INDEPENDENT AUDITORS' REPORT


To the Partners
QOCC-1 Associates

         We have audited the accompanying balance sheet of QOCC-1 Associates as of December 31, 1999, and the related statements of income, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QOCC-1 Associates as of December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.




Bethesda, Maryland
January 10, 2000

                                QOCC-1 Associates

                                  BALANCE SHEET

            December 31, 1999


                                     ASSETS

RENTAL PROPERTY
Land                                                                 $ 3,670,000
Land improvements                                                         35,425
Building                                                              11,461,343
Building improvements                                                     92,888
                                                                     -----------

                                                                      15,259,656
Less accumulated depreciation                                          4,043,048
                                                                     -----------

                                                                      11,216,608
                                                                     -----------
OTHER ASSETS
Cash and cash equivalents                                                551,822
Prepaid taxes and insurance                                              108,835
Prepaid leasing commissions                                               43,162
Deferred rent concessions                                              1,181,080
Leasing costs, less accumulated amortization of $1,275,071               878,294
                                                                     -----------

                                                                       2,763,193
                                                                     -----------

                                                                     $13,979,801
                                                                     ===========

                        LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses                                $    74,454
Security deposit                                                         243,283
                                                                     -----------

                                                                         317,737

COMMITMENT                                                                  --

PARTNERS' EQUITY                                                      13,662,064
                                                                     -----------

                                                                     $13,979,801
                                                                     ===========

                                QOCC-1 Associates

                               STATEMENT OF INCOME

                          Year ended December 31, 1999


Revenue
Rental income - base                                                         $  2,691,797
Rental income - reimbursements                                                     77,381
Interest income                                                                    22,128
                                                                             ------------

Total revenue                                                                   2,791,306

Expenses
Accounting and legal                                          $   11,270
Advertising                                                        1,381
Bank fees                                                          2,187
Commissions                                                       86,320
Depreciation and amortization                                    592,397
Dues                                                               1,239
Insurance                                                          6,603
Management fees                                                   54,308
Personnel services                                                63,200
Repairs and maintenance                                          142,770
Supplies                                                           2,236
Taxes                                                            212,735
Travel                                                                22
Utilities                                                          1,562
                                                              -----------

Total expenses                                                                  1,178,230
                                                                             ------------

NET INCOME                                                                   $  1,613,076
                                                                             ============

                                QOCC-1 Associates

                          STATEMENT OF PARTNERS' EQUITY

                          Year ended December 31, 1999


                                   Equity at                                              Equity at
                                   January 1,           Net                              December 31,
                                     1999             income         Distributions           1999
                                     ----             ------         -------------           ----

JH Quince Orchard Partners      $ 14,009,111      $  1,461,422       $ (2,014,140)      $ 13,456,393

Quad Properties, Inc.                242,895           151,654           (188,878)           205,671
                                ------------      ------------       ------------       ------------

                                $ 14,252,006      $  1,613,076       $ (2,203,018)      $ 13,662,064
                                ============      ============       ============       ============

                                QOCC-1 Associates

                             STATEMENT OF CASH FLOWS

                          Year ended December 31, 1999


Cash flows from operating activities
Net income                                                          $ 1,613,076
Adjustments to reconcile net income to net cash provided by
operating activities
Depreciation and amortization                                           592,397
Increase in prepaid taxes and insurance                                  (5,166)
Decrease in prepaid leasing commissions                                  86,320
Decrease in deferred rent concessions                                    99,639
Increase in accounts payable and accrued expenses                        57,648
Increase in security deposit liability                                   11,326
Decrease in advanced rent                                              (235,540)
                                                                    -----------

Net cash provided by operating activities                             2,219,700
                                                                    -----------


Cash flows from financing activities
Distributions to partners                                            (2,203,018)
                                                                    -----------

Net cash used in financing activities                                (2,203,018)
                                                                    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                16,682

Cash and cash equivalents, beginning                                    535,140
                                                                    -----------

Cash and cash equivalents, end                                      $   551,822
                                                                    ===========

                                QOCC-1 Associates

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999



NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The partnership was organized on December 27, 1988, as a general partnership under the laws of the State of Maryland for the purpose of operating an office building with approximately 101,114 net rentable square feet in Gaithersburg, Maryland. The building was acquired in December 1988. The partnership conducts its rental operations under a lease agreement with one tenant.

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

Specifically, management reviews the carrying value of rental property using estimated future cash flows, including estimates from disposition, whenever an event or change in circumstance might indicate that the asset value may not be recoverable. Because of the inherent uncertainties in estimating future cash flows, it is at least reasonably possible that the estimates used will change within the near term.

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

                                QOCC-1 Associates

                                December 31, 1999



NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE B - RENTAL INCOME UNDER OPERATING LEASE

    The partnership has leased the office building to a tenant effective March 1994 under a ten-year term with a five-year renewal option at the discretion of the lessee. The tenant may terminate the lease after the 76th calendar month of the term, which is June 2000, by notifying the landlord as outlined in the lease agreement. During 1999, the tenant notified the partnership that it will terminate the lease at June 2000. Management of the property has hired a leasing agent who is actively marketing the property. Rental income consists of fixed base rent plus a fixed annual increase and variable lease reimbursement escalation, calculated annually.

                                QOCC-1 Associates

                                December 31, 1999



NOTE C - RELATED PARTY TRANSACTION

During 1999, the partnership incurred charges of approximately $117,882 for management fees, personnel services and supplies provided by affiliates of one of the partners.

NOTE D - COMMITMENT

    The partnership has entered into a lease commission agreement with Carey Winston. The agreement provides for $546,696 of commissions to be paid for the first 76 months of the tenant's lease, which began March 1994.

NOTE E - CONCENTRATION OF CREDIT RISK

The partnership maintains its cash balances in two banks. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 by each bank. As of December 31, 1999, the uninsured portion of the cash balances held at the banks was $143,283.

                          FINANCIAL STATEMENTS AND
                        INDEPENDENT AUDITORS' REPORT

                              QOCC-1 ASSOCIATES

                              DECEMBER 31, 1998

                                QOCC-1 ASSOCIATES

                                TABLE OF CONTENTS

                                                                            PAGE


INDEPENDENT AUDITORS' REPORT                                                F-27


FINANCIAL STATEMENTS


         BALANCE SHEET                                                      F-28


         STATEMENT OF INCOME                                                F-29


         STATEMENT OF PARTNERS' EQUITY                                      F-30


         STATEMENT OF CASH FLOWS                                            F-31


         NOTES TO FINANCIAL STATEMENTS                                      F-32

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

                                                                       3,145,970
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
                                                                     -----------
                                                                     $14,736,309
                                                                     ===========




                        See notes to financial statements

                                QOCC-1 Associates
                               STATEMENT OF INCOME
                          Year ended December 31, 1998

Revenue
    Rental income-base                                            $   2,691,797
    Rental income-reimbursements                                         83,409
    Interest income                                                      13,733
                                                                  -------------

           Total revenue                                              2,788,939

Expenses
    Accounting                                      $    8,565
    Miscellaneous                                        1,537
    Commissions                                         86,320
    Depreciation and amortization                      592,307
    Insurance                                            5,749
    Management fees                                     52,983
    Personnel services                                  66,152
    Repairs and maintenance                            173,209
    Supplies                                             2,836
    Taxes                                              205,711
    Utilities                                            3,239
                                                    ----------

           Total expenses                                             1,198,608
                                                                  -------------

           NET INCOME                                             $   1,590,331
                                                                  =============







                        See notes to financial statements

                                QOCC-1 Associates

                          STATEMENT OF PARTNERS' EQUITY

                          Year ended December 31, 1998

                                  Equity at                                               Equity at
                                   January            Net                                 December
                                   1, 1998           Income          Distributions        31, 1998
                                   -------           ------          -------------        --------

JH Quince Orchard Partners      $ 14,634,651      $  1,432,312       $ (2,057,852)      $ 14,009,111

Quad Properties, Inc.                288,324           158,019           (203,448)           242,895
                                ------------      ------------       ------------       ------------

                                $ 14,922,975      $  1,590,331       $ (2,261,300)      $ 14,252,006
                                ============      ============       ============       ============















                        See notes to financial statements

                                QOCC-1 Associates

                          STATEMENT OF PARTNERS' EQUITY

                          Year ended December 31, 1998

Cash flows from operating activities
    Net income                                                                               $ 1,590,331
    Adjustments to reconcile net income to net cash provided by operating activities
        Depreciation and amortization                                                            592,307
        Increase in prepaid taxes and insurance                                                   (3,669)
        Decrease in prepaid leasing commissions                                                   86,320
        Decrease in deferred rent concessions                                                     31,555
        Increase in leasing costs                                                                   (584)
        Decrease in accounts payable and accrued expenses                                         (3,168)
        Increase in advanced rent                                                                235,540

           Net cash provided by operating activities                                           2,528,632

Cash flows from investing activities
    Investment in rental property                                                                (12,990)

           Net cash used in investing activities                                                 (12,990)

Cash flows from financing activities
    Distributions to partners                                                                 (2,261,300)

           Net cash used in financing activities                                              (2,261,300)

           NET INCREASE IN CASH AND CASH EQUIVALENTS                                             254,342

Cash and cash equivalents, beginning                                                             280,798
                                                                                             -----------
Cash and cash equivalents, end                                                               $   535,140
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

                            FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITORS' REPORT

                                QOCC-1 ASSOCIATES

                                DECEMBER 31, 1997

                               QOCC-1 ASSOCIATES

                                TABLE OF CONTENTS

                                                    PAGE
INDEPENDENT AUDITORS' REPORT                        F-37
FINANCIAL STATEMENTS
         BALANCE SHEET                              F-38
         STATEMENT OF INCOME                        F-39
         STATEMENT OF PARTNERS' EQUITY              F-40
         STATEMENT OF CASH FLOWS                    F-41
         NOTES TO FINANCIAL STATEMENTS              F-42

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




Bethesda, Maryland
January 8, 1998

                               QOCC-1 Associates
                                 BALANCE SHEET
                               December 31, 1997

                                     ASSETS
                                     ------
RENTAL PROPERTY
    Land                                                                  $    3,670,000
    Land improvements                                                             35,425
    Building                                                                  11,461,343
    Building improvements                                                         79,896
                                                                            ------------
                                                                              15,246,664
    Less accumulated depreciation                                              3,295,590
                                                                            ------------
                                                                              11,951,074
OTHER ASSETS
    Cash and cash equivalents                                                    280,798
    Prepaid taxes and insurance                                                   99,999
    Prepaid leasing commissions                                                  215,803
    Deferred rent concessions                                                  1,312,273
    Leasing costs, less accumulated amortization of $837,831                   1,314,956
                                                                            ------------
                                                                               3,223,829
                                                                            ------------
                                                                          $   15,174,903
                                                                            ============
                        LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
    Accounts payable and accrued expenses                                 $       19,971
    Security deposit                                                             231,957
                                                                            ------------
                                                                                 251,928
COMMITMENT                                                                             -
PARTNERS' EQUITY                                                              14,922,975
                                                                            ------------
                                                                          $   15,174,903
                                                                            ============



                        See notes to financial statements

                                QOCC-1 Associates
                               STATEMENT OF INCOME
                          Year ended December 31, 1997

Revenue
    Rental income - base                                                 $ 2,691,797
    Rental income - reimbursements                                            67,665
    Interest income                                                            1,573
                                                                         -----------
           Total revenue                                                   2,761,035

Expenses
    Accounting                                        $ 8,250
    Miscellaneous                                       2,637
    Commissions                                        86,320
    Depreciation and amortization                     589,198
    Insurance                                           5,772
    Management fees                                    51,691
    Personnel services                                 73,941
    Repairs and maintenance                           188,130
    Supplies                                            2,137
    Taxes                                             197,519
    Utilities                                           6,463
        Total expenses                                -------              1,212,058
                                                                         -----------
        NET INCOME                                                       $ 1,548,977
                                                                         ===========



                        See notes to financial statements

                                QOCC-1 Associates

                          STATEMENT OF PARTNERS' EQUITY

                          Year ended December 31, 1997




                               Equity at January            Net                                            Equity at December
                                    1, 1997                income                   Distributions              31, 1997
                                    -------                ------                   -------------              --------
JH Quince Orchard              $  15,213,661            $ 1,408,588                $ (1,987,598)           $  14,634,651
Partners
Quad Properties, Inc.                327,337                140,389                    (179,402)                 288,324
                               -------------            -----------                ------------            -------------
                               $  15,540,998            $ 1,548,977                $ (2,167,000)           $  14,922,975
                               =============            ===========                ============            =============









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

    Future minimum base rental payments due under the noncancelable operating lease are as follows:

                Year ending December 31,
        1998                               $  2,723,352
        1999                                  2,791,436
        2000                                  2,861,222
        2001                                  2,932,752
        2002                                  3,006,071
        Thereafter                            3,596,856
                                           ------------
                                           $ 17,911,689
                                           ============

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

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                                  SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                          YEAR ENDED DECEMBER 31, 1999


                                                                                                 Costs
                                                                                              Capitalized
                                                          Initial Costs to                    Subsequent to
                                                           Partnership                        Acquisition


                                                                    Buildings and                        Write-down of
Description                      Encumbrances          Land          Improvements      Improvements    Carrying Value (1)
-----------                      ------------          ----         -------------      ------------    ------------------
Palms of Carrollwood
  Shopping Center
Tampa, FL                                  --      $  6,000,000      $  6,359,816      $      2,162       ($ 1,431,400)

Yokohama Tire Warehouse (4)                --           742,000         8,610,221                --                 --

Business Center at Pureland
Bridgeport, NJ                             --         1,050,000         4,092,016                --                 --
                                 ------------       ------------       ------------      ------------      ------------

                                           --       $  7,792,000       $ 19,062,053      $      2,162      ($ 1,431,400)
                                 ============       ============       ============      ============      ============




                                                 Gross Amount                                                        Life on Which
                                       At Which Carried at Close of Period                                          Depreciation in
                                                                                                                   Latest  Statement
                                             Buildings and                   Accumulated       Date of       Date  of Operations
Description                      Land       Improvements  Total (2)+(3)  Depreciation (3)  Construction  Acquired    is Computed
-----------                      ----      -------------  -------------  ----------------  ------------  --------  ----------------
Palms of Carrollwood
  Shopping Center
Tampa, FL                    $  5,305,135   $  5,625,443   $10,930,578      $1,910,391        1984       12/28/89      30 Years

Yokohama Tire Warehouse (4)       742,000      8,610,221     9,352,221       2,427,604        1991        7/17/91      30 Years

Business Center at Pureland
Bridgeport, NJ                  1,050,000      4,092,016     5,142,016       1,057,104        1989        3/27/92      30 Years
                              ------------   -----------   -----------      ----------
                              $  7,097,135   $18,327,680   $25,424,815      $5,395,099
                              ============   ===========   ===========      ==========


(1) This write-down of carrying value represents an impairment in the value of the property based upon the General Partner's estimate.

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            SCHEDULE III (CONTINUED)

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                          YEAR ENDED DECEMBER 31, 1999


(2) The Partnership's properties' aggregate cost for federal income tax purposes at December 31, 1999 are as follows:

          Property                                                      Amount
          --------                                                      ------
          Palms of Carrollwood Shopping Center                       $13,463,356
          Yokohama Tire Warehouse                                      9,352,221
          Business Center at Pureland                                  5,336,128
                                                                     -----------
                                                                     $28,151,705

          The Partnership's aggregate cost for federal income tax purposes may differ from the aggregate cost for Financial Statement purposes. The tax basis excludes property write-downs which were recognized for Financial Statement purposes.


(3)       Reconciliation of Real Estate and Accumulated Depreciation:

                                                               Years Ended December 31,
                                                    1999                1998               1997
                                                 ------------       ------------       ------------
Investment in Real Estate

Balance at beginning of year                     $ 31,264,271       $ 33,353,075       $ 33,353,075
    Other acquisitions                                     --                 --                 --
    Dispositions                                   (5,839,456)        (2,088,804)                --
                                                 ------------       ------------       ------------
Balance at end of year                           $ 25,424,815       $ 31,264,271       $ 33,353,075
                                                 ============       ============       ============

Accumulated Depreciation

Balance at beginning of year                     $  5,923,497       $  5,478,701       $  4,649,036
    Additions charged to costs and expenses           619,261            779,967            829,665
    Dispositions                                   (1,147,659)          (335,171)                --
                                                 ------------       ------------       ------------
Balance at end of year                           $  5,395,099       $  5,923,497       $  5,478,701
                                                 ============       ============       ============

(4) Yokohama Tire Warehouse is classified as Property Held for Sale on the Balance Sheet.