Form 10-Q
period 2000-03-31
HANCOCK JOHN REALTY INCOME FUND III LIMITED PARTNERSHIP
filed 2000-05-15
CIK 842741

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED              MARCH 31, 2000
                               -------------------------------------------------

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

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      MASSACHUSETTS                                     04-3025607
-------------------------------              -----------------------------------
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

            JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)


                                      INDEX


PART I:       FINANCIAL INFORMATION                                                                                    PAGE

              Item 1     -   Financial Statements:

                             Balance Sheets at March 31, 2000 and
                             December 31, 1999                                                                            3

                             Statements of Operations for the Three
                             Months Ended March 31, 2000 and 1999                                                         4

                             Statements of Partners' Equity for the
                             Three Months Ended March 31, 2000 and
                             for the Year Ended December 31, 1999                                                         5

                             Statements of Cash Flows for the Three
                             Months Ended March 31, 2000 and 1999                                                         6

                             Notes to Financial Statements                                                             7-12

              Item 2         Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                                            13-17


PART II:      OTHER INFORMATION                                                                                          18

            JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)

                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                    MARCH 31,            DECEMBER 31,
                                                                      2000                   1999
                                                                    --------             ------------
                                     ASSETS
Cash and cash equivalents                                         $  2,736,431           $  2,899,090
Restricted cash                                                         88,845                 88,844
Other assets                                                           114,562                110,669

Property held for sale                                              20,584,389              6,924,617

Investment in property:
     Land                                                                 --                6,355,135
     Building and improvements                                            --                9,717,459
                                                                  ------------           ------------
                                                                          --               16,072,594
     Less: accumulated depreciation                                       --                2,967,494
                                                                  ------------           ------------
                                                                          --               13,105,100

Investment in joint venture                                          6,908,683              6,760,170

Deferred expenses, net of accumulated
     amortization of $54,398 in 2000 and
     $816,472 in 1999                                                   98,482                761,854
                                                                  ------------           ------------

         Total assets                                             $ 30,531,392           $ 30,650,344
                                                                  ============           ============


                                       LIABILITIES AND PARTNERS' EQUITY

Liabilities:
     Accounts payable and accrued expenses                        $    236,498           $    205,003
     Accounts payable to affiliates                                    118,107                168,288
                                                                  ------------           ------------

         Total liabilities                                             354,605                373,291

Partners' equity/(deficit):
     General partner's                                                 (64,517)               (67,086)
     Limited partners'                                              30,241,304             30,344,139
                                                                  ------------           ------------

         Total partners' equity                                     30,176,787             30,277,053
                                                                  ------------           ------------

         Total liabilities and partners' equity                   $ 30,531,392           $ 30,650,344
                                                                  ============           ============


                        See Notes to Financial Statements

            JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                      2000                1999
                                                      ----                ----

Income:

     Rental income                                $  613,349          $  796,684
     Income from joint venture                       223,813             201,402
     Interest income                                  39,617              57,178
     Gain on sale                                       --               575,591
                                                  ----------          ----------
         Total income                                876,779           1,630,855

Expenses:

     Depreciation                                     80,540             162,384
     General and administrative expenses              54,458              81,574
     Amortization of deferred expenses                31,659              72,027
     Property operating expenses                      72,946              84,232
                                                  ----------          ----------

         Total expenses                              239,603             400,217
                                                  ----------          ----------

         Net income                               $  637,176          $1,230,638
                                                  ==========          ==========

Allocation of net income:

     General Partner                              $   39,595          $   49,551
     John Hancock Limited Partner                       --                  --
     Investors                                       597,581           1,181,087
                                                  ----------          ----------
                                                  $  637,176          $1,230,638
                                                  ==========          ==========

Net Income per Unit                               $     0.25          $     0.49
                                                  ==========          ==========


                        See Notes to Financial Statements

            JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' EQUITY
                                   (UNAUDITED)

                      THREE MONTHS ENDED MARCH 31, 2000 AND
                          YEAR ENDED DECEMBER 31, 1999




                                                            GENERAL               LIMITED
                                                            PARTNER               PARTNERS                 TOTAL
                                                            -------               --------                 -----


Partners' equity/(deficit) at January 1, 1999
     (2,415,234 Units outstanding)                       $    (38,068)          $ 39,219,654           $ 39,181,586

Less: Cash distributions                                     (207,302)           (13,068,321)           (13,275,623)

Add: Net income                                               178,284              4,192,806              4,371,090
                                                         ------------           ------------           ------------

Partners' equity/(deficit) at December 31, 1999
     (2,415,234 Units outstanding)                            (67,086)            30,344,139             30,277,053

Less: Cash distributions                                      (37,026)              (700,416)              (737,442)

Add: Net income                                                39,595                597,581                637,176
                                                         ------------           ------------           ------------

Partners' equity/(deficit) at March 31, 2000
     (2,415,234 Units outstanding)                       $    (64,517)          $ 30,241,304           $ 30,176,787
                                                         ============           ============           ============


                        See Notes to Financial Statements

            JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                        2000                  1999
                                                                                        ----                  ----


Operating activities:
     Net income                                                                     $   637,176           $ 1,230,638

     Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                                    80,540               162,384
         Amortization of deferred expenses                                               31,659                72,027
         Cash distributions over (under) equity
              in income from joint venture                                             (148,513)               52,354
         Gain on sale of property                                                          --                (575,591)
                                                                                    -----------           -----------
                                                                                        600,862               941,812

     Changes in operating assets and liabilities:
         (Increase)/decrease in other assets                                             (3,893)               80,944
         Increase/(decrease) in accounts payable and
           accrued expenses                                                              31,495               (69,762)
         Increase (decrease) in accounts payable to affiliates                          (50,181)               (3,135)
                                                                                    -----------           -----------
              Net cash provided by operating activities                                 578,283               949,859

Investing activities:
       Proceeds from sale of property                                                      --               2,080,039
       Increase in deferred expenses                                                     (3,500)               (1,784)
                                                                                    -----------           -----------
              Net cash provided by (used in) investing activities                        (3,500)            2,078,255

Financing activities:
     Cash distributed to Partners                                                      (737,442)           (4,144,685)
                                                                                    -----------           -----------
              Net cash used in financing activities                                    (737,442)           (4,144,685)
                                                                                    -----------           -----------

              Net decrease in cash and cash equivalents                                (162,659)           (1,116,571)

              Cash and cash equivalents at beginning
                of year                                                               2,899,090             5,874,797
                                                                                    -----------           -----------

              Cash and cash equivalents at end
                of period                                                           $ 2,736,431           $ 4,758,226
                                                                                    ===========           ===========


                        See Notes to Financial Statements

            JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
1.   ORGANIZATION OF PARTNERSHIP

     John Hancock Realty Income Fund-III Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on November 4, 1988. As of March 31, 2000, the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-III Assignor, Inc. (the "Assignor Limited Partner"); and 2,222 Unitholders (the "Investors"). The Assignor Limited Partner holds five Investor Limited Partnership Interests for its own account and 2,415,229 Assignee Units (the "Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,100, representing capital contributions of $1,000 from the General Partner, $1,000 from the John Hancock Limited Partner, and $100 from the Assignor Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Units at $20 per unit. During the offering period, which terminated on February 15, 1991, 2,415,229 Units were sold and the John Hancock Limited Partner made additional capital contributions of $3,863,366. There were no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

     As initially stated in its Prospectus, it was expected that the Partnership would be dissolved upon the sale of its last remaining property, which at that time was expected to be within seven to ten years following the date such property was acquired by the Partnership. As of March 31, 2000, the Partnership has four properties remaining it its portfolio, three of which are listed for sale and one of which will be listed for sale later in 2000. Upon the sale of the last remaining property, the operations of the Partnership will terminate, and the Partnership will be dissolved, in accordance with the terms of the Partnership Agreement, as soon as reasonable practicable.

2.   SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 or further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.

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

     Depreciation has been provided on a straight-line basis over the estimated useful lives of the various assets: thirty years for the buildings and five years for related improvements. Maintenance and repairs are charged to operations as incurred. Property held for the sale is not depreciated.

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

     The net income per Unit for the three months ended March 31, 2000 and 1999 is calculated by dividing the Investors' share of net income by the number of Units outstanding at the end of such periods.


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

4.   TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

     Fees, commissions and other costs incurred or paid by the General Partner or its Affiliates during the three months ended March 31, 2000 and 1999, and to which the General Partner or its Affiliates are entitled to reimbursement from the Partnership were $26,350 and $38,793, respectively.

     The Partnership provides indemnification to the General Partner and its Affiliates for any acts or omissions of the General Partner or such Affiliate in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described in Note 10. Accordingly, included in the Statement of Operations for the three months ended March 31, 2000 and 1999 are $0 and $12,191, respectively, representing the Partnership's share of costs incurred by the General Partner and its Affiliates relating to the class action complaint. Through March 31, 2000, the Partnership has accrued a total of $210,098 as its share of the costs incurred by the General Partner and its Affiliates resulting from this matter.

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

            JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

5.   INVESTMENT IN PROPERTY

     Investment in property at cost, less any write-downs, consists of managed, fully-operating, commercial real estate as follows:

                                             MARCH 31, 2000      DECEMBER 31, 1999
                                             --------------      -----------------
Palms of Carrollwood Shopping Center          $      --            $10,930,578
Business Center at Pureland                          --              5,142,016
                                              -----------          -----------
                                              $      --            $16,072,594
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

6.   PROPERTY HELD FOR SALE

     During the first quarter of 2000, the Pureland Business Center and the Palms of Carrollwood Shopping Center were listed for sale and during December 1999, the Yokohama Tire Warehouse was listed for sale. Accordingly, these properties are classified as "Property Held for Sale" on the Balance Sheet at March 31, 2000 at their carrying values, which are not in excess of their estimated fair values, less selling costs.

     Property held for sale consists of commercial real estate as follows:

                                             MARCH 31, 2000     DECEMBER 31, 1999
                                             --------------     -----------------
Yokohama Tire Warehouse                       $ 6,924,617          $ 6,924,617
Palms of Carrollwood Shopping Center            9,608,960                 --
Business Center at Pureland                     4,050,812                 --
                                              -----------          -----------
                                              $20,584,389          $ 6,924,617
                                              ===========          ===========


7.   INVESTMENT IN JOINT VENTURE

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

     On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership which owns and operates the Quince Orchard Corporate Center, a three-story office building and related land and improvements located in Gaithersburg, Maryland. The partnership agreement of QOCC-1 Associates provides that the Affiliated Joint Venture contribute 95% of any required additional capital contributions. Of the cumulative total invested capital in QOCC-1 Associates at March 31, 2000, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

            JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

7.   INVESTMENT IN JOINT VENTURE (CONTINUED)

     Net cash flow from QOCC-1 Associates is distributed in the following order of priority: (i) to the payment of all debts and liabilities of QOCC-1 Associates and to fund reserves deemed reasonably necessary; ii), to the partners in proportion to their respective invested capital until each has received a 9% return on invested capital and iii) the balance, if any, to the partners in proportion to their interests. Prior to 1996, QOCC-1 Associates had not provided the partners with a return in excess of 9% on their invested capital. During 1999, 1998, 1997 and 1996, the partners received returns on invested capital of approximately 12%.

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

8.   DEFERRED EXPENSES

     Deferred expenses consist of the following:

                                                                               Unamortized       Unamortized
                                                                                Balance At        Balance At
DESCRIPTION                                                                   March 31, 2000  December 31, 1999
-----------                                                                   --------------  -----------------
$152,880 of acquisition fees for investment in the Affiliated
Joint Venture.  This amount is amortized over a period of
31.5 years                                                                       $ 98,482          $ 99,696

Tenant improvements were amortized over the terms of the leases to which they relate. As of March 31, 2000, the General Partner listed its three investments in property for sale. Accordingly, the unamortized
balance is included in carrying cost of "Properties held for sale"                   --             476,432

Lease Commissions were amortized over the terms of the leases to which they relate. As of March 31, 2000, the General Partner listed its three investments in property for sale. Accordingly, the unamortized balance
is included in carrying cost of "Properties held for sale                            --             185,726
                                                                                 --------          --------

                                                                                 $ 98,482          $761,854
                                                                                 ========          ========

9.   FEDERAL INCOME TAXES

     A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                        Three Months Ended
                                                                             March 31,
                                                                     2000                 1999
                                                                     ----                 ----
              Net income per Statements of Operations             $  641,736           $1,230,638

              Add/(less): Excess of book depreciation               (133,815)              40,149
                             over tax depreciation
                          Excess of book amortization
                             over tax amortization                     2,516               30,706
                          Other income                                  --                   --
                                                                  ----------           ----------

              Net income for federal income tax purposes          $  510,437           $1,301,493
                                                                  ==========           ==========

            JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

10.  CONTINGENCIES

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

     A settlement agreement was approved by the court on December 22, 1999. Under the terms of the settlement, the defendants guaranteed certain minimum returns to class members on their investments and have paid fees and expenses for class counsel in an amount determined by the court to be $1.5 million. Payment under the settlement agreement will have no financial impact on the Partnership.

     The Partnership provides indemnification to the General Partner and its Affiliates for acts or omissions of the General Partner in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described above.

     The Partnership has incurred an aggregate of approximately $528,668 in legal expenses in connection with this matter. Of this amount, approximately $318,570 relates to the Partnership's own defense and approximately $210,098 relates to indemnification of the General Partner and its affiliates for their defense. These expenses are funded from the operations of the Partnership.

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

Since January 3, 2000, the information systems, including mission critical systems which in the event of a Year 2000 failure would have the greatest impact on operations, have functioned properly. In addition, neither John Hancock nor the Partnership experienced any significant Year 2000 issues related to interactions with material business partners. No disruptions have occurred which impact John Hancock or the Partnership's ability to process claims, update customer accounts, process financial transactions, report accurate data to management and no business interruptions due to Year 2000 issues have been experienced. While Jon Hancock and the Partnership continue to monitor their systems, and those of material business partners, closely to ensure that no unexpected Year 2000 issues develop, as of the date of this report neither John Hancock nor the Partnership have reason to expect any such issues.

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

            JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Partnership had $2,736,431 in cash and cash equivalents and $88,845 in restricted cash.

The Partnership has a working capital reserve with a current balance of approximately 3.7% of the offering proceeds. The General Partner anticipates that such amount will be sufficient to satisfy the Partnership's general liquidity requirements. The Partnership's liquidity would, however, be materially adversely affected if there were a significant reduction in revenues or significant unanticipated operating costs (including but not limited to litigation expenses), unanticipated leasing costs or unanticipated capital expenditures. If any or all of these events were to occur, to the extent that the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its affiliates, or the sale or financing of Partnership investments.

During the three months ended March 31, 2000, cash from working capital reserves in the amount of $3,500 was used for the payment of leasing costs incurred at the Palms of Carrollwood Shopping Center ("Palms of Carrollwood") property. The General Partner anticipates that the Partnership will incur an aggregate of approximately $846,500 of additional leasing costs during the remainder of 2000, at the Palms of Carrollwood and the Business Center at Pureland. The General Partner anticipates that the current balance in the working capital reserve should be sufficient to pay such leasing costs.

During the three months ended March 31, 2000, approximately $10,237 of cash generated from the Partnership's operations was used to fund non-recurring maintenance and repair expenses incurred at the Palms of Carrollwood and Business Center at Pureland properties. The General Partner anticipates that the Partnership will incur additional non-recurring repair and maintenance expenses of approximately $508,000 at its properties during the remainder of 2000. These expenses will be funded from the operations of the Partnership's properties and may reduce the amount of cash available for distribution during 2000.

Cash in the amount of $737,442, generated from the Partnership's operations during the three months ended December 31, 1999, was distributed to the General Partner, and the Investors during the three months ended March 31, 2000. These amounts were distributed in accordance with the Partnership Agreement and were allocated as follows:

                                                          Dist. Cash
                                                        From Operations
                                                        ---------------
Investors                                                   $700,416
John Hancock Limited Partner                                      --
General Partner                                               37,026
                                                            --------
         Total                                              $737,442
                                                            ========

The Partnership has incurred approximately $528,668 in legal expenses in connection with the class action lawsuit (see Part II, Item 1 of this Report). Of this amount, approximately $318,570 relates to the Partnership's own defense and approximately $210,098 relates to indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership.

At March 31, 2000, Palms of Carrollwood was 87% occupied. During the remainder of 2000, no significant leases are scheduled to expire. The General Partner will continue to offer competitive leasing packages in an effort to secure lease renewals with existing tenants as well as to secure new tenants for the remaining vacant space.

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

The Quince Orchard Corporate Center is leased to Boehringer Mannheim Pharmaceuticals, Inc. under a ten-year lease that expires in February 2004. The tenant has two options under the lease agreement, one, to terminate the lease at the end of its seventy-sixth month of the lease, or June 2000, and, two, to extend the term of the lease for an additional five-year period. During the first quarter of 1998, Hoffman-LaRoche, Inc. received approval from the Federal Trade Commission to acquire Boehringer Mannheim Pharmaceuticals, Inc. Subsequently, Hoffman-LaRoche vacated and subleased the space. Hoffman-LaRoche has informed the General Partner that it intends to exercise its right to terminate the lease in June 2000. The subtenant has subsequently vacated the space.

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

            JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

Net income for the period ended March 31, 2000 was $641,736, as compared to net income of $1,230,637 for the same period in 1999. Results for the period ended March 31, 1999 included a non-recurring gain of $575,591 from the sale of the Allmetal Distribution Building during the first quarter of 1999. Excluding the results of this gain, net income for the period ended March 31, 2000 decreased by $13,310, or 2%, as compared to the prior year. Although rental income decreased between periods due to the sales of the Allmetal Distribution Building and the Purina Mills Distribution Building, this was mostly offset by a reduction in property operating expenses, depreciation and amortization expense, and general and administrative expenses as discussed below.

Average occupancy for the Partnership's investments was as follows:

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                  2000          1999
                                                                                  ----          ----
              Palms of Carrollwood Shopping Center                                 87%           81%
              Quince Orchard Corporate Center (Affiliated Joint Venture)          100%          100%
              Yokohama Tire Warehouse                                             100%          100%
              Purina Mills Distribution Building                                  N/A           100%
              Business Center at Pureland                                          50%          100%

Rental income for the period ended March 31, 2000 decreased by $183,335, or 23%, as compared to the same period during 1999 primarily due to the sales of the Allmetal and Purina Mills Distribution Buildings. Rental income at Palms of Carrollwood Shopping Center improved in the current period due to higher average occupancy compared to the prior period. This was offset by lower rental income at the Business Center at Pureland due to lower occupancy in the current period compared to the prior period.

Property operating expenses for the period ended March 31, 2000 decreased by $11,286, or 13%, as compared to the same period during 1999. This decrease is primarily due to the sales of the Allmetal and Purina Mills Distribution Buildings. Property operating expenses at the Partnership's other properties were consistent between periods.

Depreciation expense for the period ended March 31, 2000 decreased by $81,844, or 50% as compared to the same period during 1999 primarily due to the sale of the Purina Mills Distribution Building during 1999 and to the reclassification of the Yokohama Tire Warehouse as "Property held for sale" in December of 1999. Accordingly, no depreciation has been recorded on these properties since the time that they were listed for sale.

Amortization expense for the period ended March 31, 2000 decreased by $41,581 or 58%, as compared to the same period during 1999 primarily due to full amortization at March 31, 1999 of the acquisition fees paid to the General Partner, and, therefore, no amortization expense has been recorded since that time.

General and administrative expenses for the period ended March 31, 2000 decreased by $14,463, or 18%, primarily due to a decrease in legal fees incurred by the Partnership in connection with the class action complaint (see Part II, Item 1 of this Report). Excluding such legal fees, general and administrative expenses were consistent between periods.

The General Partner believes that inflation has had no significant impact on the Partnership's income from operations during the three months ended March 31, 2000, and the General Partner anticipates that it will not have a significant impact during the remainder of 2000.

            JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CASH FLOW

The following table provides the calculations of Cash from Operations and Distributable Cash from Operations, which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                               Three Months Ended
                                                                    March 31,
                                                            2000                1999
                                                            ----                ----
     Net cash provided by operating
         activities (a)                                  $ 578,283           $ 949,858
     Net change in operating assets
         and liabilities (a)                               (22,579)             (8,047)
                                                         ---------           ---------
     Net cash provided by operations (a)                   600,862             941,811
     Increase in working capital reserves                     --               (77,413)
                                                         ---------           ---------
     Cash from operations (b)                              600,862             864,398
     Decrease in working capital reserves                  136,419                --
                                                         ---------           ---------
     Distributable cash from operations (b)              $ 737,281           $ 864,398
                                                         =========           =========

     Allocation to General Partner                       $  36,864           $  43,220
     Allocation to John Hancock Limited Partner               --                60,828
     Allocation to Investors                               700,417             760,350
                                                         ---------           ---------
                                                         $ 737,281           $ 864,398
                                                         =========           =========

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

During the second quarter of 2000, the Partnership will make a cash distribution in the aggregate amount of $737,281 to the General Partner, the John Hancock Limited Partner and the Investors. This amount was generated from Distributable Cash from Operations for the three months ended March 31, 2000, and will be allocated as follows:

                                                        Dist. Cash
                                                      From Operations
                                                      ---------------
Investors                                                 $700,417
John Hancock Limited Partner                                    --
General Partner                                             36,864
                                                          --------
            Total                                         $737,281
                                                          ========

The source of future cash distributions is dependent upon cash generated by the Partnership's properties and the use of working capital reserves. The General Partner currently anticipates that the Partnership's Distributable Cash from Operations during each of the three remaining quarters of 2000 will be reduced by the effect of the sales that have taken place and that may occur during 2000.

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

          A settlement agreement was approved by the court on December 22, 1999. Under the terms of the settlement, the defendants have guaranteed certain minimum returns to class members on their investments and paid fees and expenses to class counsel in an amount determined by the court to be $1.5 million. These terms of the settlement will have no financial impact on the Partnership.

          There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership, to which the Partnership is a party or to which any of its properties is subject.


ITEM 2.   CHANGES IN SECURITIES

          There were no changes in securities during the first quarter of 2000.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          There were no defaults upon senior securities during the first quarter of 2000.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders of the Partnership during the first quarter of 2000.

ITEM 5.   OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  There are no exhibits to this report.
          (b) There were no reports on Form 8-K filed during the first quarter of 2000.

            JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of May, 2000.


                                        John Hancock Realty Income Fund-III
                                        Limited Partnership


                                        By: John Hancock Realty Equities, Inc.,
                                            General Partner


                                                /s/ John M. Garrison
                                            By: ________________________________
                                                John M. Garrison, President


                                                /s/ Virginia H. Lomasney
                                            By: ________________________________
                                                Virginia H. Lomasney, Treasurer
                                                (Chief Accounting Officer)