Form 10-Q
period 2000-06-30
HANCOCK JOHN REALTY INCOME FUND III LIMITED PARTNERSHIP
filed 2000-08-14
CIK 842741

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED    June 30, 2000
                               -------------------------------------------------

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

                             Yes [X]         No [ ]

                                      INDEX


PART I:  FINANCIAL INFORMATION                                            PAGE

         Item 1 - Financial Statements:

                  Balance Sheets at June 30, 2000 and
                  December 31, 1999                                          3

                  Statements of Operations for the Three and Six
                  Months Ended June 30, 2000 and 1999                        4

                  Statements of Partners' Equity for the
                  Six Months Ended June 30, 2000 and
                  for the Year Ended December 31, 1999                       5

                  Statements of Cash Flows for the Six
                  Months Ended June 30, 2000 and 1999                        6

                  Notes to Financial Statements                           7-12

         Item 2   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          13-17


PART II: OTHER INFORMATION                                                  18

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)



                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                      JUNE 30,     DECEMBER 31,
                                                        2000           1999
                                                    -----------    -----------


Cash and cash equivalents                           $ 2,720,665    $ 2,899,090
Restricted cash                                          89,217         88,844
Other assets                                            116,089        110,669

Property held for sale                               20,689,709      6,924,617

Investment in property:
     Land                                                    --      6,355,135
     Building and improvements                               --      9,717,459
                                                    -----------    -----------
                                                             --     16,072,594
     Less: accumulated depreciation                          --      2,967,494
                                                    -----------    -----------
                                                             --     13,105,100

Investment in joint venture                           6,865,751      6,760,170

Deferred expenses, net of accumulated
     amortization of $55,611 in 2000
     and $816,472 in 1999                                97,269        761,854
                                                    -----------    -----------

         Total assets                               $30,578,700    $30,650,344
                                                    ===========    ===========


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
     Accounts payable and accrued expenses          $   242,697    $   205,003
     Accounts payable to affiliates                     147,063        168,288
                                                    -----------    -----------

         Total liabilities                              389,760        373,291

Partners' equity/(deficit):
     General partner's                                  (25,591)       (67,086)
     Limited partners'                               30,214,531     30,344,139
                                                    -----------    -----------

         Total partners' equity                      30,188,940     30,277,053
                                                    -----------    -----------

         Total liabilities and partners' equity     $30,578,700    $30,650,344
                                                    ===========    ===========



                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                         JUNE 30,                             JUNE 30,
                                                  2000              1999               2000               1999
                                                --------         ----------         ----------         ----------
Income:

     Rental income                              $617,271         $  648,016         $1,230,620         $1,444,700
     Income from joint venture                   259,373            224,201            483,186            425,603
     Interest income                              42,215             66,905             81,832            124,083
     Gain on sale of property                         --          1,490,192                 --          2,065,783
                                                --------         ----------         ----------         ----------
         Total income                            918,859          2,429,314          1,795,638          4,060,169

Expenses:

     Depreciation                                     --            152,292             80,540            314,676
     General and administrative expenses          63,888             66,923            118,346            148,497
     Amortization of deferred expenses             1,213             34,413             32,872            106,440
     Property operating expenses                 141,188             99,617            214,134            183,849
                                                --------         ----------         ----------         ----------

         Total expenses                          206,289            353,245            445,892            753,462
                                                --------         ----------         ----------         ----------

         Net income                             $712,570         $2,076,069         $1,349,746         $3,306,707
                                                ========         ==========         ==========         ==========

Allocation of net income:

     General Partner                            $ 38,926         $   54,864         $   78,521         $  104,415
     John Hancock Limited Partner                     --            111,656                 --            111,656
     Investors                                   673,644          1,909,549          1,271,225          3,090,636
                                                --------         ----------         ----------         ----------
                                                $712,570         $2,076,069         $1,349,746         $3,306,707
                                                ========         ==========         ==========         ==========

Net Income per Unit                             $   0.28         $     0.79         $     0.53         $     1.28
                                                ========         ==========         ==========         ==========





                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' EQUITY
                                   (UNAUDITED)

                       SIX MONTHS ENDED JUNE 30, 2000 AND
                          YEAR ENDED DECEMBER 31, 1999




                                                       GENERAL          LIMITED
                                                       PARTNER         PARTNERS          TOTAL
                                                      ---------      ------------     ------------

Partners' equity/(deficit) at January 1, 1999
  (2,415,234 Units outstanding)                       $ (38,068)     $ 39,219,654     $ 39,181,586

Less: Cash distributions                               (207,302)      (13,068,321)     (13,275,623)

Add:  Net income                                        178,284         4,192,806        4,371,090
                                                      ---------      ------------     ------------

Partners' equity/(deficit) at December 31, 1999
     (2,415,234 Units outstanding)                      (67,086)       30,344,139       30,277,053

Less: Cash distributions                                (37,026)       (1,400,833)      (1,437,859)

Add:  Net income                                         78,521         1,271,225        1,349,746
                                                      ---------      ------------     ------------

Partners' equity/(deficit) at June 30, 2000
  (2,415,234 Units outstanding)                       $ (25,591)     $ 30,214,531     $ 30,188,940
                                                      =========      ============     ============




                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                               2000             1999
                                                                           -----------      -----------

Operating activities:
     Net income                                                            $ 1,349,746      $ 3,306,707

     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation                                                           80,540          314,676
         Amortization of deferred expenses                                      32,872          106,440
         Cash distributions over (under) equity
              in income from joint venture                                    (105,581)          24,958
         Gain on sale of property                                                 --         (2,065,783)
                                                                           -----------      -----------
                                                                             1,357,577        1,686,998

     Changes in operating assets and liabilities:
         Increase in restricted cash                                              (373)          (5,500)
         Decrease/(increase) in other assets                                    (5,420)         107,058
         Increase/(decrease) in accounts payable and
           accrued expenses                                                     37,694          (28,687)
         Increase/(decrease) in accounts payable to affiliates                 (21,225)          35,109
                                                                           -----------      -----------
              Net cash provided by operating activities                      1,368,253        1,794,978

Investing activities:
     Increases in deferred expenses                                           (108,819)         (44,274)
     Proceeds from sale of property                                               --          7,026,439
                                                                           -----------      -----------
              Net cash provided by (used in) investing activities             (108,819)       6,982,165

Financing activities:
     Cash distributed to Partners                                           (1,437,859)      (7,130,583)
                                                                           -----------      -----------
              Net cash used in financing activities                         (1,437,859)      (7,130,583)
                                                                           -----------      -----------

              Net increase/(decrease) in cash and cash equivalents            (178,425)       1,646,560

              Cash and cash equivalents at beginning of year                 2,899,090        5,874,797
                                                                           -----------      -----------

              Cash and cash equivalents at end of period                   $ 2,720,665      $ 7,521,357
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


                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ORGANIZATION OF PARTNERSHIP
         ---------------------------

         John Hancock Realty Income Fund-III Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on November 4, 1988. As of June 30, 2000, the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-III Assignor, Inc. (the "Assignor Limited Partner"); and 2,222 Unitholders (the "Investors"). The Assignor Limited Partner holds five Investor Limited Partnership Interests for its own account and 2,415,229 Assignee Units (the "Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,100, representing capital contributions of $1,000 from the General Partner, $1,000 from the John Hancock Limited Partner, and $100 from the Assignor Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Units at $20 per unit. During the offering period, which terminated on February 15, 1991, 2,415,229 Units were sold and the John Hancock Limited Partner made additional capital contributions of $3,863,366. There were no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

         As initially stated in its Prospectus, it was expected that the Partnership would be dissolved upon the sale of its last remaining property, which at that time was expected to be within seven to ten years following the date such property was acquired by the Partnership. As of June 30, 2000, the Partnership has four properties remaining in its portfolio, all of which are listed for sale. Upon the sale of the last remaining property, the operations of the Partnership will terminate, and the Partnership will be dissolved, in accordance with the terms of the Partnership Agreement, as soon as reasonably practicable.

2.       SIGNIFICANT ACCOUNTING POLICIES
         -------------------------------

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.

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

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         -------------------------------------------

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

         The net income per Unit for the six months ended June 30, 2000 and 1999 was calculated by dividing the Investors' share of net income by the number of Units outstanding at the end of such periods.


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

3.       THE PARTNERSHIP AGREEMENT (CONTINUED)
         -------------------------------------

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

4.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES
         ----------------------------------------------------

         Fees, commissions and other costs incurred or paid by the General Partner or its Affiliates during the six months ended June 30, 2000 and 1999, and to which the General Partner or its Affiliates are entitled to reimbursement from the Partnership were $61,236 and $74,063, respectively.

         The Partnership provides indemnification to the General Partner and its Affiliates for any acts or omissions of the General Partner or such Affiliate in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described in Note 10. Accordingly, included in the Statement of Operations for the six months ended June 30, 2000 and 1999 are $0 and $15,163, respectively, representing the Partnership's share of costs incurred by the General Partner and its Affiliates relating to the class action complaint. Through June 30, 2000, the Partnership has accrued a total of $210,098 as its share of the costs incurred by the General Partner and its Affiliates resulting from this matter.

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

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

5.       INVESTMENT IN PROPERTY
         ----------------------

         Investment in property at cost, less any write-downs, consists of managed, fully-operating, commercial real estate as follows:

                                                         June 30, 2000    December 31, 1999
                                                         -------------    -----------------
               Palms of Carrollwood Shopping Center            --            $10,930,578
               Business Center at Pureland                     --              5,142,016
                                                             ----            -----------
                                                               --             16,072,594
               Accumulated Depreciation                        --             (2,967,494)
                                                             ----            -----------
                                                               --            $13,105,100
                                                             ====            ===========

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

6.       PROPERTY HELD FOR SALE
         ----------------------

         During the first quarter of 2000, the Pureland Business Center and the Palms of Carrollwood Shopping Center were listed for sale and during December 1999, the Yokohama Tire Warehouse was listed for sale. Accordingly, these properties are classified as "Property Held for Sale" on the Balance Sheet at June 30, 2000 at their carrying values, which are not in excess of their estimated fair values, less selling costs.

         Property held for sale consists of commercial real estate as follows:

                                                         June 30, 2000    December 31, 1999
                                                         -------------    -----------------
               Yokohama Tire Warehouse                    $ 6,924,617        $6,924,617
               Palms of Carrollwood Shopping Center         9,714,280                --
               Business Center at Pureland                  4,050,812                --
                                                          -----------        ----------
                                                          $20,689,709        $6,924,617
                                                          ===========        ==========

7.       INVESTMENT IN JOINT VENTURE
         ---------------------------

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

         On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership which owns and operates the Quince Orchard Corporate Center, a three-story office building and related land and improvements located in Gaithersburg, Maryland. The partnership agreement of QOCC-1 Associates provides that the Affiliated Joint Venture contribute 95% of any required additional capital contributions. Of the cumulative total invested capital in QOCC-1 Associates at June 30, 2000, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

7.       INVESTMENT IN JOINT VENTURE(CONTINUED)
         --------------------------------------

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

8.       DEFERRED EXPENSES
         -----------------

         Deferred expenses consist of the following:

                                                       Unamortized         Unamortized
                                                       Balance At          Balance At
         Description                                  June 30, 2000     December 31, 1999
         -----------                                  -------------     -----------------

         $152,880 of acquisition fees for
         investment in the Affiliated Joint
         Venture.  This amount is amortized
         over a period of 31.5 years.                    $97,269            $ 99,696

         Tenant improvements were amortized
         over the terms of the leases to
         which they relate. As of June 30,
         2000, the General partner had listed
         its three investments in property
         for sale. Accordingly, the
         unamortized balance is included in
         carrying cost of "Properties held
         for sale".                                           --             476,432

         Lease Commissions were amortized
         over the terms of the leases to
         which they relate. As of June 30,
         2000, the General Partner had listed
         its three investments in property
         for sale. Accordingly, the
         unamortized balance is included in
         carrying cost of "Properties held
         for sale".                                           --             185,726
                                                         -------            --------

                                                         $97,269            $761,854
                                                         =======            ========

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

9.       FEDERAL INCOME TAXES
         --------------------

         A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                     Six Months Ended June 30,
                                                                      2000              1999
                                                                   ----------        ----------

              Net income per Statements of Operations              $1,349,746        $3,306,707
              Add/(less): Excess of tax gain over book gain
                             on disposition of assets                      --           180,722
                          Excess of book depreciation
                             over (under) tax depreciation           (267,630)           (2,657)
                          Excess of book amortization
                             over tax amortization                      5,032            62,958
                                                                   ----------        ----------
              Net income for federal income tax purposes           $1,087,148        $3,547,730
                                                                   ==========        ==========

10.      CONTINGENCIES
         -------------

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

         The Partnership has incurred an aggregate of approximately $532,173 in legal expenses in connection with this matter. Of this amount, approximately $322,075 relates to the Partnership's own defense and approximately $210,098 relates to indemnification of the General Partner and its affiliates for their defense. These expenses are funded from the operations of the Partnership.

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

GENERAL
-------

During the offering period, from February 17, 1989 to February 15, 1991, the Partnership sold 2,415,229 Units representing gross proceeds (exclusive of the John Hancock Limited Partner's contribution which was used to pay sales commissions) of $48,304,580. The proceeds of the offering were used to acquire investment properties, fund reserves and pay acquisition fees and organizational and offering expenses. These investments are described more fully in Notes 5, 6 and 7 to the Financial Statements included in Item 1 of this Report.

IMPACT OF YEAR 2000
-------------------

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

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS (CONTINUED)
-------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 30, 2000, the Partnership had $2,720,665 in cash and cash equivalents and $89,217 in restricted cash.

The Partnership has a working capital reserve with a current balance of approximately $2,500,000. The General Partner anticipates that such amount will be sufficient to satisfy the Partnership's general liquidity requirements. The Partnership's liquidity would, however, be materially adversely affected if there were a significant reduction in revenues or significant unanticipated operating costs (including but not limited to litigation expenses), unanticipated leasing costs or unanticipated capital expenditures. If any or all of these events were to occur, to the extent that the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its affiliates, or the sale or financing of Partnership investments.

During the six months ended June 30, 2000, cash from working capital reserves in the amount of $108,819 was used for the payment of leasing costs incurred at the Palms of Carrollwood Shopping Center ("Palms of Carrollwood") property. The General Partner anticipates that the Partnership will incur a total of approximately $740,000 of additional leasing costs during the remainder of 2000 at the Palms of Carrollwood and the Business Center at Pureland. The General Partner anticipates that the current balance in the working capital reserve should be sufficient to pay such leasing costs.

During the six months ended June 30, 2000, approximately $103,870 of cash generated from the Partnership's operations was used to fund non-recurring maintenance and repair expenses incurred at the Palms of Carrollwood and Business Center at Pureland properties. The General Partner anticipates that the Partnership will incur additional non-recurring repair and maintenance expenses of approximately $424,000 at its properties during the remainder of 2000. These expenses will be funded from the operations of the Partnership's properties and may reduce the amount of cash available for distribution during 2000.

Cash in the amount of $1,437,859, generated from the Partnership's operations during the six months ended March 31, 2000 was distributed to the General Partner, the John Hancock Limited Partner and the Investors during the six months ended June 30, 2000. These amounts were distributed in accordance with the Partnership Agreement and were allocated as follows:

                                         Dist. Cash
                                       From Operations
                                       ---------------
Investors                                $1,400,833
John Hancock Limited Partner                     --
General Partner                              37,026
                                         ----------
         Total                           $1,437,859
                                         ==========

The Partnership has incurred approximately $532,173 in legal expenses in connection with the class action lawsuit (see Part II, Item 1 of this Report). Of this amount, approximately $322,075 relates to the Partnership's own defense and approximately $210,098 relates to indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership.

At June 30, 2000, Palms of Carrollwood was 87% occupied. During the remainder of 2000, no significant leases are scheduled to expire. The General Partner has secured lease with a 24,000 square foot tenant for an anticipated start date by October 1, 2000. During the quarter, another tenant representing 10,000 square feet with a lease expiring in January 2005 announced its intention to close its store at the property. The General Partner has negotiated a termination payment of approximately $90,000. The General Partner will continue to offer competitive leasing packages in an effort to secure new tenants for the remaining vacant space. Given the current status of the property and due to the existing favorable market conditions in the Carrollwood, Hillsborough County, Florida area, the property was listed for sale during March 2000.

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS (CONTINUED)
-------------------------

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
-------------------------------------------

One of the tenants at the Business Center at Pureland, National Polystyrene Recycling Co., L.P., ("NPRC") ceased operations and vacated its space during the fourth quarter of 1997. A replacement tenant was located to occupy this space during the third quarter of 1998. NPRC's lease obligations were terminated as of September 30, 1998 in consideration of NPRC paying a lease buyout fee of approximately $230,000. The new tenant's lease obligations commended October 1, 1998 for a 32-month term. The other tenant at the Business Center at Pureland, Forbo Wallcoverings, Inc. ("Forbo"), had a lease that was scheduled to expire on December 31, 1998. However, Forbo requested and the General Partner agreed to extend the term of the lease through March 31, 1999 and subsequently, Forbo has vacated. The Bridgeport, New Jersey real estate market currently has a relatively high amount of vacant space. In addition, there is a significant amount of land available for development. The General Partner anticipates continuous competitive market conditions during 2000 and, therefore will offer competitive rental rates and concessions in an effort to lease the available space at the property. At June 30, 2000 Business Center at Pureland was 50% occupied. Given the current status of the property and the existing supply and demand conditions in the Bridgeport area, the General Partner listed the Business Center at Pureland for sale during the first quarter.

The Quince Orchard Corporate Center is leased to Boehringer Mannheim Pharmaceuticals, Inc. under a ten-year lease which expires in February 2004. The tenant has two options under the lease agreement, one, to terminate the lease at the end of its seventy-sixth month of the lease, or June 2000, and, two, to extend the term of the lease for an additional five- year period. During the first quarter of 1998, Hoffman-LaRoche, Inc. received approval from the Federal Trade Commission to acquire Boehringer Mannheim Pharmaceuticals, Inc. Subsequently, Hoffman-LaRoche vacated and subleased the space. Hoffman-LaRoche informed the General Partner that it intended to exercise its right to terminate the lease in June 2000. The subtenant has subsequently vacated the space.

Real estate conditions in the Washington D.C. area for office space similar to the Quince Orchard Corporate Center continue to improve. The supply of such office space has been unable to keep pace with the demand, resulting in a slight increase in market rents. Further, this condition has given rise to new real estate development in the area. The General Partner does not anticipate that this new development will negatively impact the market and, therefore, expects market conditions to remain favorable through 2000. The General Partner is actively seeking a tenant (s) for the property and will offer competitive leasing packages in an effort to secure new tenants for the building. During the second quarter, the General Partner received unsolicited offers to purchase the property. The General Partner is in the process of negotiating terms of a Purchase and Sale Agreement with a prospective buyer as a result of one of these offers. No assurances can be given that an agreement will be reached with a prospective buyer.

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

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS (CONTINUED)
-------------------------

RESULTS OF OPERATIONS
---------------------

Net income for the six months ended June 30, 2000 was $1,349,746, as compared to net income of $3,306,707 for the same period in 1999. This decrease is the result of the inclusion of a non-recurring gain of $2,065,783 from the sales of the Allmetal and Purina Mills Distribution Buildings during the prior period. Excluding the results of this gain, net income for the period ended June 30, 2000 increased by $108,822, or 9%, as compared to the prior year. Although rental income and interest income decreased between periods due to the sales of the Allmetal and Purina Mills Distribution Buildings, this was offset by a reduction in depreciation and amortization expense and general and administrative expenses as discussed below.

Average occupancy for the Partnership's investments was as follows:

                                                                   Six Months Ended June 30,
                                                                       2000         1999
                                                                       ----         ----
      Palms of Carrollwood Shopping Center                              87%          81%
      Quince Orchard Corporate Center (Affiliated Joint Venture)       100%         100%
      Yokohama Tire Warehouse                                          100%         100%
      Business Center at Pureland                                       50%          75%

Rental income for the period ended June 30, 2000 decreased by $214,080, or 15%, as compared to the same period during 1998 primarily due to the sales of the Allmetal and Purina Mills Buildings. Rental income at Palms of Carrollwood Shopping Center improved in the current period due to higher average occupancy compared to the prior period. This was offset by lower rental income at the Business Center at Pureland due to lower occupancy in the current period compared to the prior period and to the sales mentioned previously.

Interest income for the period ended June 30, 2000 decreased by $42,250, or 34%, as compared to the same period in 1999 primarily due to the inclusion of net proceeds from the sales of the Allmetal and Purina Mills Distribution Buildings in cash available for investment during the prior period from the time of the sales until the next distribution date to Investors.

Property operating expenses for the period ended June 30, 2000 increased by $30,285, or 16%, as compared to the same period during 1999. This increase is primarily due to non-recurring maintenance and repair expenses at the Palms of Carrollwood Shopping Center during the period which were somewhat offset by lower expenses due to the sales of the Allmetal and Purina Mills Distirbution Buildings. Property operating expenses at the Partnership's other properties were consistent between periods.

Depreciation expense for the period ended June 30, 2000 decreased by $234,136, or 74%, as compared to the same period during 1999 primarily due to the sale of the Allmetal Distribution Building in February 1999, and to the reclassification of the Yokohama Tire Warehouse in December, 1999 and the Business Center at Pureland and Palms of Carrollwood Shopping Center during the first quarter of 2000 as "Property Held for Sale". Accordingly, no depreciation has been recorded on these properties since the time that they were listed for sale.

Amortization expense for the period ended June 30, 2000 decreased by $73,568, or 69%, as compared to the same period during 1999 primarily due to the sales and reclassifications reported above and, accordingly no longer amortizing such amounts. Also, the acquisition fees paid to the General Partner were fully amortized at March 31, 1999 and accordingly no amortization expense has been recorded since that time.

General and administrative expenses for the period ended June 30, 2000 decreased by $30,151, or 20%, as compared to the same period in 1999, primarily due to a decrease in legal fees incurred by the Partnership in connection with the class action complaint (see Part II, Item 1 of this Report). Excluding such legal fees, general and administrative expenses were consistent between periods.

The General Partner believes that inflation has had no significant impact on the Partnership's income from operations during the six months ended June 30, 2000, and the General Partner anticipates that it will not have a significant impact during the remainder of 2000.

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS (CONTINUED)
-------------------------

CASH FLOW
---------

The following table provides the calculations of Cash from Operations and Distributable Cash from Operations, which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                     Six Months Ended June 30,
                                                       2000             1999
                                                    ----------       ----------
     Net cash provided by operating
         activities (a)                             $1,368,251       $1,794,978
     Net change in operating assets
         and liabilities (a)                           (10,674)        (107,980)
                                                    ----------       ----------
     Net cash provided by operations (a)             1,357,577        1,686,998
     Increase in working capital reserves                 --               --
                                                    ----------       ----------
     Cash from operations (b)                        1,357,577        1,686,998
     Decrease in working capital reserves              116,984          125,186
                                                    ----------       ----------
     Distributable cash from operations (b)         $1,474,561       $1,812,184
                                                    ==========       ==========

     Allocation to General Partner                  $   73,728       $   90,609
     Allocation to John Hancock Limited Partner           --            127,524
     Allocation to Investors                         1,400,833        1,594,051
                                                    ----------       ----------
                                                    $1,474,561       $1,812,184
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

During the third quarter of 2000, the Partnership will make a cash distribution in the aggregate amount of $737,281 to the General Partner and Limited Partners. This amount was generated from Distributable Cash from Operations for the three months ended June 30, 2000 will be allocated as follows:

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
                                                 ========

The source of future cash distributions is dependent upon cash generated by the Partnership's properties and the use of working capital reserves. The General Partner currently anticipates that the Partnership's Distributable Cash from Operations during each of the two remaining quarters of 2000 will be reduced by the effect of the sales that have taken place and that may occur during the remainder of 2000.

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

ITEM 2.  CHANGES IN SECURITIES

         There were no changes in securities during the second quarter of 2000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         There were no defaults upon senior securities during the second quarter of 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders of the Partnership during the second quarter of 2000.

ITEM 5.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) There are no exhibits to this report.
         (b) There were no Reports on Form 8-K filed during the second quarter of 2000.

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 2000.


                                        John Hancock Realty Income Fund-III
                                        Limited Partnership


                                        By: John Hancock Realty Equities, Inc.,
                                            General Partner



                                            By: /s/ John M. Garrison
                                                --------------------------------
                                                John M. Garrison, President



                                            By: /s/ Virginia H. Lomasney
                                                --------------------------------
                                                Virginia H. Lomasney, Treasurer
                                                (Chief Accounting Officer)