Form 10-Q
period 2000-09-30
HANCOCK JOHN REALTY INCOME FUND III LIMITED PARTNERSHIP
filed 2000-11-14
CIK 842741

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                  SEPTEMBER 30, 2000
                               -------------------------------------------------

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                       N/A
                              --------------------------------------------------

COMMISSION FILE NUMBER                             0-18563
                      ----------------------------------------------------------

            JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          MASSACHUSETTS                                 04-3025607
---------------------------------          -------------------------------------
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

                           Yes   X     No
                               ----       ----

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                                      INDEX


PART I:   FINANCIAL INFORMATION                                            PAGE

          Item 1   -   Financial Statements:

                       Balance Sheets at September 30, 2000 and
                       December 31, 1999                                      3

                       Statements of Operations for the Three and Nine
                       Months Ended September 30, 2000 and 1999               4

                       Statements of Partners' Equity for the
                       Nine Months Ended September 30, 2000 and
                       for the Year Ended December 31, 1999                   5

                       Statements of Cash Flows for the Nine
                       Months Ended September 30, 2000 and 1999               6

                       Notes to Financial Statements                       7-12

          Item 2       Management's Discussion and Analysis of
                       Financial Condition and Results of Operations      13-17


PART II:  OTHER INFORMATION                                                  18

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                      SEPTEMBER 30,              DECEMBER 31,
                                                                          2000                      1999
                                                                       -----------               -----------
Cash and cash equivalents                                              $ 9,081,863               $ 2,899,090
Restricted cash                                                             85,684                    88,844
Other assets                                                               106,200                   110,669

Property held for sale                                                  20,718,448                 6,924,617

Investment in joint venture                                                130,000                 6,760,170

Investment in property:
     Land                                                                       --                 6,355,135
     Building and improvements                                                                     9,717,459
                                                                       -----------               -----------
                                                                                --                16,072,594
     Less:    accumulated depreciation                                                             2,967,494
                                                                       -----------               -----------
                                                                                                  13,105,100
Deferred expenses, net of accumulated
     amortization of $56,824 in 2000
     and $1,855,329 in 1999                                                 96,056                   761,854
                                                                       -----------               -----------
         Total assets                                                  $30,218,251               $30,650,344
                                                                       ===========               ===========


                                 LIABILITIES AND PARTNERS' EQUITY

Liabilities:
     Accounts payable and accrued expenses                                 387,314               $   205,003
     Accounts payable to affiliates                                        125,388                   168,288
                                                                         ---------               -----------
         Total liabilities                                                 512,702                   373,291

Partners' equity/(deficit):
     General partner's                                                      (7,779)                (  67,086)
     Limited partners'                                                  29,713,328                30,344,139
                                                                        ----------               -----------
         Total partners' equity                                         29,705,549                30,277,053
                                                                       -----------               -----------
         Total liabilities and partners' equity                        $30,218,251               $30,650,344
                                                                       ===========               ===========



                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                               SEPTEMBER 30,                       SEPTEMBER 30,
                                                         2000               1999            2000                1999
                                                       --------          ---------        ----------         ----------
Income:

     Rental income                                     $709,560          $  832,823       $1,940,180         $2,277,523
     Income/(loss) from joint venture                   (37,062)            212,302          446,124            637,905
     Interest income                                     43,864              70,264          125,696            194,347
     Gain/(loss) on sales of property interests         (91,590)                 --          (91,590)         2,065,783
                                                      ---------         -----------       ----------         ----------
         Total income                                   624,772           1,115,389        2,420,410          5,175,558

Expenses:

     Depreciation                                            --             152,292           80,540            466,968
     General and administrative expenses                 86,915              70,278          205,261            218,775
     Amortization of deferred expenses                    1,213              34,291           34,085            140,731
     Property operating expenses                        319,619             107,922          533,753            291,771
                                                      ---------         -----------       ----------         ----------
         Total expenses                                 407,747             364,783          853,639          1,118,245
                                                      ---------         -----------       ----------         ----------
         Net income                                    $217,025          $  750,606       $1,566,771         $4,057,313
                                                       ========          ==========       ==========         ==========

Allocation of net income:

     General Partner                                   $ 17,812          $   48,194       $   96,333         $  152,609
     John Hancock Limited Partner                            --              63,961               --            175,617
     Investors                                          199,213             638,451        1,470,438          3,729,087
                                                       --------         -----------       ----------         ----------
                                                       $217,025          $  750,606       $1,566,771         $4,057,313
                                                       ========          ==========       ==========         ==========
Net Income per Unit                                    $   0.08          $     0.26       $     0.61         $     1.54
                                                       ========          ==========       ==========         ==========




                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' EQUITY
                                   (UNAUDITED)

                    NINE MONTHS ENDED SEPTEMBER 30, 2000 AND
                          YEAR ENDED DECEMBER 31, 1999




                                                              GENERAL              LIMITED
                                                              PARTNER             PARTNERS                TOTAL
                                                             ----------          -----------          ------------
Partners' equity/(deficit) at January 1, 1999
     (2,415,234 Units outstanding)                           $ (38,068)          $39,219,654          $ 39,181,586

Less:      Cash distributions                                 (207,302)          (13,068,321)          (13,275,623)

Add:       Net income                                          178,284             4,192,806             4,371,090
                                                             ---------           -----------          ------------

Partners' equity/(deficit) at December 31, 1999
     (2,415,234 Units outstanding)                             (67,086)           30,344,139            30,277,053

Less:      Cash distributions                                  (37,026)          ( 2,101,249)          ( 2,138,275)

Add:       Net income                                           96,333             1,470,438             1,566,771
                                                             ---------           -----------          ------------
Partners' equity/(deficit) at September 30, 2000
     (2,415,234 Units outstanding)                           $  (7,779)          $29,713,328          $ 29,705,549
                                                             =========           ===========          ============




                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                            2000                    1999
                                                                         ----------              -----------
Operating activities:
     Net income                                                          $1,566,771              $ 4,057,313

     Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                        80,540                  466,968
         Amortization of deferred expenses                                   34,085                  140,731
         Cash distributions over equity
              in income from joint venture                                  253,958                   12,634
         (Gain)/loss on sales of property interests                          91,590                (2,065,783)
                                                                        -----------              ------------
                                                                          2,026,944                2,611,863

     Changes in operating assets and liabilities:
         Decrease/(Increase) in restricted cash                               3,160                   (5,500)
         Decrease/(increase) in other assets                                  4,469                  107,058
         Increase/(decrease) in accounts payable and
           accrued expenses                                                 182,311                   26,425
         Increase/(decrease) in accounts payable to affiliates              (42,900)                  67,814
                                                                        ------------           -------------
              Net cash provided by operating activities                   2,173,984                2,807,660

Investing activities:
     Increase in deferred expenses                                         (137,559)                 (66,522)
     Proceeds from sales of property interests                            6,284,623                7,026,439
                                                                        -----------             ------------
              Net cash provided by investing activities                   6,147,064                6,595,917

Financing activities:
     Cash distributed to Partners                                        (2,138,275)             (12,009,346)
                                                                        -----------              -----------
              Net cash used in financing activities                      (2,138,275)             (12,009,346)
                                                                        -----------              -----------

              Net increase/(decrease) in cash and cash equivalents        6,182,773               (2,241,769)

              Cash and cash equivalents at beginning
                of year                                                   2,899,090                5,874,797
                                                                        -----------              -----------
              Cash and cash equivalents at end
                of period                                                $9,081,863               $3,633,028
                                                                         ==========               ==========


                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ORGANIZATION OF PARTNERSHIP

         John Hancock Realty Income Fund-III Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on November 4, 1988. As of September 30, 2000, the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-III Assignor, Inc. (the "Assignor Limited Partner"); and 2,202 Unitholders (the "Investors"). The Assignor Limited Partner holds five Investor Limited Partnership Interests for its own account and 2,415,229 Assignee Units (the "Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,100, representing capital contributions of $1,000 from the General Partner, $1,000 from the John Hancock Limited Partner, and $100 from the Assignor Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Units at $20 per unit. During the offering period, which terminated on February 15, 1991, 2,415,229 Units were sold and the John Hancock Limited Partner made additional capital contributions of $3,863,366. There were no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

         As initially stated in its Prospectus, it was expected that the Partnership would be dissolved upon the sale of its last remaining property, which at that time was expected to be within seven to ten years following the date such property was acquired by the Partnership. As of September 30, 2000, the Partnership has three properties remaining in its portfolio, all of which are listed for sale. Upon the sale of the last remaining property, the operations of the Partnership will terminate, and the Partnership will be dissolved, in accordance with the terms of the Partnership Agreement, as soon as reasonably practicable.

2.       SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.

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

         The net income per Unit for the nine months ended September 30, 2000 and 1999 was calculated by dividing the Investors' share of net income by the number of Units outstanding at the end of such periods.

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

4.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         Fees, commissions and other costs incurred or paid by the General Partner or its Affiliates during the nine months ended September 30, 2000 and 1999, and to which the General Partner or its Affiliates are entitled to reimbursement from the Partnership were $101,972 and $98,208, respectively.

         The Partnership provides indemnification to the General Partner and its Affiliates for any acts or omissions of the General Partner or such Affiliate in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described in Note 10. Accordingly, included in the Statement of Operations for the nine months ended September 30, 2000 and 1999 are $0 and $23,744, respectively, representing the Partnership's share of costs incurred by the General Partner and its Affiliates relating to the class action complaint. Through September 30, 2000, the Partnership has accrued a total of $210,098 as its share of the costs incurred by the General Partner and its Affiliates resulting from this matter.

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

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

5.       INVESTMENT IN PROPERTY

         Investment in property at cost, less any write-downs, consists of managed, fully-operating, commercial real estate as follows:


                                        SEPTEMBER 30, 2000     DECEMBER 31, 1999
                                        ------------------     -----------------
  Palms of Carrollwood Shopping Center     $       --             $10,930,578
  Business Center at Pureland                      --               5,142,016
                                           ----------             -----------
                                                   --              16,072,594
    Accumulated Depreciation                       --              (2,967,494)
                                           ----------             -----------
                                           $       --             $13,105,100
                                           ==========             ===========


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


6.       PROPERTY HELD FOR SALE

         During the first quarter of 2000, the Pureland Business Center and the Palms of Carrollwood Shopping Center were listed for sale and during December 1999, the Yokohama Tire Warehouse was listed for sale. Accordingly, these properties are classified as "Property Held for Sale" on the Balance Sheet at September 30, 2000 at their carrying values, which are not in excess of their estimated fair values, less selling costs.

         Property held for sale consists of commercial real estate as follows:

                                         SEPTEMBER 30, 2000   DECEMBER 31, 1999
                                         ------------------   -----------------
  Yokohama Tire Warehouse                    $ 6,924,617         $6,924,617
  Palms of Carrollwood Shopping Center         9,743,019                 --
  Business Center at Pureland                  4,050,812                 --
                                             -----------         ----------
                                             $20,718,448         $6,924,617
                                             ===========         ==========

         On November 6, 2000, the Partnership sold the Yokohama Tire Warehouse and received net proceeds of approximately $9,085,000, resulting in a net gain of approximately $2,160,000, representing the difference between the net sales price and the property's carrying value.

         On November 10, 2000, the Partnership sold the Palms of Carrollwood Shopping Center and received net proceeds of approximately $11,926,000. This transaction resulted in a net gain of approximately $1,749,000, representing the difference between the net sales price and the property's carrying value of approximately $10,177,000.

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

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


7.       INVESTMENT IN JOINT VENTURE (CONTINUED)

         On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership which owns and operates the Quince Orchard Corporate Center, a three-story office building and related land and improvements located in Gaithersburg, Maryland. The partnership agreement of QOCC-1 Associates provides that the Affiliated Joint Venture contribute 95% of any required additional capital contributions. Of the cumulative total invested capital in QOCC-1 Associates at September 30, 2000, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

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

         On September 29, 2000, QOCC-1 Associates sold the Quince Orchard Corporate Center to a non-affiliated buyer for a total net sales price of $12,569,246 after deductions for commissions and selling expenses incurred in connection with the sale of the property. $6,284,623, representing fifty percent of the net proceeds of the sale, was distributed to the Partnership and fifty percent was distributed to Income Fund-II. This transaction resulted in a non-recurring loss of $91,950 to the Partnership, representing the difference between the net sales price and the carrying value of the investment of $6,376,213.

8.       DEFERRED EXPENSES

         Deferred expenses consist of the following:

                                                                                       Unamortized               Unamortized
                                                                                        Balance At                Balance At
         Description                                                                September 30, 2000         December 31, 1999
         -----------                                                                ------------------         -----------------
         $152,880 of acquisition fees for
         investment in the Affiliated Joint
         Venture.  This amount is amortized
         over a period of 31.5 years.                                                     $96,056                  $ 99,696

         Tenant improvements were amortized over the terms of the leases to which they relate. As of September 30, 2000, the General partner had listed its three investments in property for sale. Accordingly, the unamortized balance is included
         in carrying cost of "Properties held for sale".                                       --                   476,432

         Lease Commissions were amortized over the terms of the leases to which they relate. As of September 30, 2000, the General Partner had listed its three investments in property for sale. Accordingly, the unamortized balance is included in carrying cost of "Properties held for sale".
                                                                                               --                   185,726
                                                                                          -------                  --------
                                                                                          $96,056                  $761,854
                                                                                          =======                  ========

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


9.      FEDERAL INCOME TAXES

         A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                 Nine Months Ended September 30,
                                                                      2000           1999
                                                                   ----------     ----------

              Net income per Statements of Operations              $1,566,771     $4,057,313

              Add/(less):      Excess of tax gain over book
                                  gain on disposition of assets            --        180,722
                               Excess of book depreciation
                                  over tax depreciation              (401,445)      32,693
                               Excess of book amortization
                                  over tax amortization                 7,548        125,918
                                                                   ----------     ----------
              Net income for federal income tax purposes           $1,172,874     $4,396,646
                                                                   ==========     ==========


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

         The Partnership has incurred an aggregate of approximately $532,173 in legal expenses in connection with this matter. Of this amount, approximately $322,075 relates to the Partnership's own defense and approximately 210,098 relates to indemnification of the General Partner and its affiliates for their defense. These expenses are funded from the operations of the Partnership.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Partnership had $9,081,863 in cash and cash equivalents and $85,684 in restricted cash.

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

During the nine months ended September 30, 2000, cash from working capital reserves in the aggregate amount of $137,559 was used for the payment of leasing costs incurred at the Palms of Carrollwood Shopping Center ("Palms of Carrollwood") property. The General Partner anticipates that the Partnership will incur a total of approximately $700,000 of additional leasing costs during the remainder of 2000 at Palms of Carrollwood and the Business Center at Pureland. The General Partner anticipates that the current balance in the working capital reserve should be sufficient to pay such leasing costs.

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

During the nine months ended September 30, 2000, approximately $324,049 of cash generated from the Partnership's operations was used to fund non-recurring maintenance and repair expenses incurred at the Palms of Carrollwood and Business Center at Pureland properties. The General Partner anticipates that the Partnership will incur additional non-recurring repair and maintenance expenses of approximately $204,000 at its properties during the remainder of 2000. These expenses will be funded from the operations of the Partnership's properties and may reduce the amount of cash available for distribution during 2000.

Cash in the amount of $2,138,275, generated from the Partnership's operations, was distributed to the General Partner, the John Hancock Limited Partner and the Investors during the nine months ended September 30, 2000. These amounts were distributed in accordance with the Partnership Agreement and were allocated as follows:

                                                   Dist. Cash
                                                 From Operations
                                                 ---------------
         Investors                                 $2,101,249
         John Hancock Limited Partner                       -
         General Partner                               37,026
                                                   ----------
         Total                                     $2,138,275
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

At September 30, 2000, Palms of Carrollwood was 92% occupied. During the remainder of 2000, no significant leases are scheduled to expire. The General Partner has secured a lease with a 24,000 square foot tenant for a start date of October 1, 2000. During the second quarter another tenant representing 10,000 square feet with a lease expiring in January 2005 announced its intention to close its store at the property. The General Partner negotiated a termination payment of approximately $97,000 that was received during the quarter. Given the current status of the property and due to the existing favorable market conditions in the Carrollwood, Hillsborough County, Florida area, the property was listed for sale during March 2000.

During the quarter, the General Partner entered into a purchase and sale agreement on behalf of the Partnership for the sale of the Palms of Carrollwood to a non-affiliated buyer for a gross sales price of $12,300,000. On November 10, 2000, the Partnership sold the Palms of Carrollwood Shopping Center and received net proceeds of approximately $11,926,000. This transaction generated a net gain of approximately $1,749,000, representing the difference between the net sales price and the property's carrying value of approximately $10,177,000.

One of the tenants at the Business Center at Pureland, National Polystyrene Recycling Co., L.P., ("NPRC") ceased operations and vacated its space during the fourth quarter of 1997. A replacement tenant was located to occupy this space during the third quarter of 1998. NPRC's lease obligations were terminated as of September 30, 1998 in consideration of NPRC paying a lease buyout fee of approximately $230,000. The new tenant's lease obligations commended October 1, 1998 for a 32-month term. The other tenant at the Business Center at Pureland, Forbo Wallcoverings, Inc. ("Forbo"), had a lease that was scheduled to expire on December 31, 1998. However, Forbo requested and the General Partner agreed to extend the term of the lease through March 31, 1999, and subsequently, Forbo has vacated. The Bridgeport, New Jersey real estate market currently has a relatively high amount of vacant space. In addition, there is a significant amount of land available for development. The General Partner anticipates continued competitive market conditions during 2000 and, therefore will offer competitive rental rates and concessions in an effort to lease the available space at the property. At September 30, 2000 Business Center at Pureland was 50% occupied. Given the current status of the property and the existing supply and demand conditions in the Bridgeport area, the General partner listed the Business Center at Pureland for sale during first quarter of 2000.

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Quince Orchard Corporate Center was occupied by Boehringer Mannheim Pharmaceuticals, Inc. under a ten-year lease which expired in February 2004. The tenant had two options under the lease agreement, one, to terminate the lease at the end of its seventy-sixth month of the lease, or June 2000, and, two, to extend the term of the lease for an additional five- year period. During the first quarter of 1998, Hoffman-LaRoche, Inc. received approval from the Federal Trade Commission to acquire Boehringer Mannheim Pharmaceuticals, Inc. Subsequently Hoffman-LaRoche vacated and subleased the space. Hoffman-LaRoche informed the General Partner that it intended to exercise its right to terminate the lease in June 2000. The subtenant has subsequently vacated the space.

Real estate conditions in the Washington D.C. area for office space similar to the Quince Orchard Corporate Center have continued to improve. The supply of such office space has been unable to keep pace with the demand, resulting in a slight increase in market rents. Further this condition has given rise to new real estate development in the area. The General Partner does not anticipate that this new development will negatively impact the market and, therefore, expects market conditions remain favorable through 2000.

During the second quarter, the General Partner received unsolicited offers to purchase the property. On September 29, 2000, QOCC-1 Associates sold the Quince Orchard Corporate Center to a non-affiliated buyer for a total net sales price of $12,569,246 after deductions for commissions and selling expenses incurred in connection with the sale of the property. $6,284,623, representing fifty percent of the net proceeds of the sale, was distributed to the Partnership and fifty percent was distributed to Income Fund-II. This transaction resulted in a non-recurring loss of $91,950 to the Partnership, representing the difference between the net sales price and the carrying value of the investment of $6,376,213.

The Yokohama Tire Warehouse is 100% leased to the Yokohama Tire Corporation under a lease that expires on March 31, 2006. Under the terms of the lease agreement, the Yokohama Tire Corporation has one remaining option to purchase the property on April 1, 2001 for $10,578,173. In addition the tenant has the option to expand the square footage of the facility up to 220,000 square feet at any time during the term of the lease. In consideration of the property's strong leasing position and due to the existing favorable market conditions in the Louisville Kentucky area, the Yokohama Warehouse was listed for sale by the General Partner during December 1999. On November 6, 2000, the Partnership sold the Yokohama Tire Warehouse to non-affiliated buyer for a gross sales price of $9,300,000. After deductions for commissions and selling expenses, the sale generated net proceeds of approximately $9,085,000 resulting in a gain of approximately $2,160,000, representing the difference between the net sales price and the property's carrying value of $6,925,000.

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

RESULTS OF OPERATIONS

Net income for the nine months ended September 30, 2000 was $1,566,771, as compared to net income of $4,057,313 for the same period in 1999. The prior period results include a non-recurring gain of $2,065,783 from the sales of the Allmetal and Purina Mills Distribution Buildings during the period. The current period results include a non-recurring loss of $91,590 from QOCC-1 Associate's sale of Quince Orchard Corporate Center. Excluding these amounts, net income for the period ended September 30, 2000 decreased by $333,169, or 17%, as compared to the prior year. Although rental income and interest income decreased between periods, this was somewhat offset by a reduction in depreciation and amortization expenses. Income from joint venture was lower in the current period and property operating expenses were higher than in the prior period due to the sales of the Allmetal Distribution Building and the Purina Mills Distribution Building.

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Average occupancy for the Partnership's investments was as follows:


                                                                    Nine Months Ended September 30,
                                                                       2000              1999
                                                                       ----              ----
  Palms of Carrollwood Shopping Center                                  87%               84%
  Quince Orchard Corporate Center (Affiliated Joint Venture)            67%              100%
  Yokohama Tire Warehouse                                              100%              100%
  Business Center at Pureland                                           50%               67%

Rental income for the period ended September 30, 2000 decreased by $337,343, or 15%, as compared to the same period during 1999 primarily due to the sales of the Allmetal and Purina Mills Distribution Buildings. Rental income at the Palms of Carrollwood Shopping Center improved in the current period due to higher average occupancy compared to the prior period. This was offset by lower rental income at Business Center at Pureland due to lower occupancy in the current period and to the sales mentioned previously.

Income from joint venture for the period ended September 30, 2000 decreased by $191,781, or 30%, as compared to the same period during 1999 primarily due to the termination of the lease, as of June 30, 2000 with the tenant that leased 100% of the building.

Interest income for the nine months ended September 30, 2000 decreased by $68,741, or 35%, as compared to the same period in 1999. This decrease was primarily due to the inclusion of net proceeds from the sales of the Allmetal and Purina Mills Distribution Buildings in cash available for investment during the prior period from the time of the sales until the next distribution date to Investors.

Property operating expenses for the period ended September 30, 2000 increased by $241,982, or 83%, as compared to the same period during 1999. This increase is primarily due to certain non-recurring maintenance and repair expenses incurred at the Palms of Carrollwood Shopping Center during the current period which were somewhat offset by lower expenses due to the sales of the Allmetal and Purina Mills Distribution Buildings.

Depreciation expense for the period ended September 30, 2000 decreased by $386,428 or 83%, as compared to the same period during 1999, primarily due to the reclassification of the Yokohama Tire Warehouse in December 1999 and the Business Center at Pureland and Palms of Carrollwood Shopping Center during the first quarter of 2000 as "Property Held for Sale." Accordingly, no depreciation has been recorded on these properties since the time that they were listed for sale.

Amortization expense for the period ended September 30, 2000 decreased by $106,646, or 76%, as compared to the same period during 1999 primarily due to the sales and reclassifications of properties as reported above and accordingly no longer amortizing such amounts for these properties. Also, the acquisition fees paid to the General Partner were fully amortized at March 31, 1999 and, accordingly, no amortization expense has been recorded since that time.

General and administrative expenses for the period ended September 30, 2000 decreased by $13,514, or 6%, as compared to the same period in 1999, primarily due to a decrease in legal fees incurred by the Partnership in connection with the class action complaint (see Part II, Item 1 of this Report). Excluding such legal fees, general and administrative expenses were consistent between periods.

The General Partner believes that inflation has had no significant impact on the Partnership's income from operations during the nine months ended September 30, 2000, and the General Partner anticipates that it will not have a significant impact during the remainder of 2000.

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CASH FLOW

The following table provides the calculations of Cash from Operations and Distributable Cash from Operations, which are calculated in accordance with
Section 17 of the Partnership Agreement:


                                                                Nine Months Ended September 30,
                                                                  2000                 1999
                                                               ----------          ----------
     Net cash provided by operating activities (a)             $2,173,984          $2,807,660
     Net change in operating assets and liabilities (a)          (147,040)           (195,797)
                                                               ----------          ----------
     Net cash provided by operations (a)                        2,026,944           2,611,863
     Increase in working capital reserves                              --                  --
                                                               ----------          ----------
     Cash from operations (b)                                   2,026,944           2,611,863
     Decrease in working capital reserves                         184,897              24,039
                                                               ----------          ----------
     Distributable cash from operations (b)                    $2,211,841          $2,635,902
                                                               ==========          ==========

     Allocation to General Partner                             $  110,592          $  131,795
     Allocation to John Hancock Limited Partner                        --             185,489
     Allocation to Investors                                    2,101,249           2,318,618
                                                               ----------          ----------
                                                               $2,211,841          $2,635,902
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

During the fourth quarter of 2000, the Partnership will make a cash distribution in the amount of $16,022,782 to the General Partner and Limited Partners. Of this amount, $737,281 is generated from Distributable Cash from Operations for the quarter ended September 30, 2000 and is allocated 5% to the General Partner and 95% to the Limited Partners, in accordance with the Partnership Agreement. The remainder of the amount is generated from Distributable Cash from Sales and includes net proceeds from the Partnership's share of QOCC-1 Associate's sale of Quince Orchard Corporate Center on September 29, 2000 and the sale of the Yokohama Tire Warehouse on November 6, 2000. These amounts will be distributed in accordance with the Partnership Agreement and will be allocated as follows:

                                                 Dist. Cash      Dist. Cash
                                              From Operations    From  Sale
                                              ---------------    -----------


     Investors                                   $700,417        $14,153,242
     John Hancock Limited Partner                      --          1,132,259
     General Partner                               36,864                 --
                                                 --------        -----------
                                                 $737,281        $15,285,501
                                                 ========        ===========

The source of future cash distributions is dependent upon cash generated by the Partnership's properties and the use of working capital reserves. The General Partner currently anticipates that the Partnership's Distributable Cash from Operations during the fourth quarter of 2000 will be reduced by the effect of the sales that have taken place during 2000. A cash distribution generated from Distributable Cash from Sales resulting from the sale of the Palms of Carrollwood Shopping Center on November 10, 2000 will be made during December 2000.

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

ITEM 2.       CHANGES IN SECURITIES

              There were no changes in securities during the third quarter of 2000.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              There were no defaults upon senior securities during the third quarter of 2000.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              There were no matters submitted to a vote of security holders of the Partnership during the third quarter of 2000.

ITEM 5.       OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)   There are no exhibits to this report.
              (b) There were no Reports on Form 8-K filed during the third quarter of 2000.

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November, 2000.


                                     John Hancock Realty Income Fund-III
                                     Limited Partnership


                                     By:  John Hancock Realty Equities, Inc.,
                                          General Partner



                                     By: /s/ John M. Garrison
                                        ----------------------------------------
                                        John M. Garrison, President



                                     By: /s/ Virginia H. Lomasney
                                         ---------------------------------------
                                         Virginia H. Lomasney, Treasurer
                                        (Chief Accounting Officer)