Form 10-K405
period 2000-12-31
HANCOCK JOHN REALTY INCOME FUND III LIMITED PARTNERSHIP
filed 2001-04-02
CIK 842741

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED                  December 31, 2000
                          ------------------------------------------------------

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

            JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              Massachusetts                             04-3025607
----------------------------------------   ------------------------------------
     (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

    200 Clarendon Street, Boston, MA                       02116
----------------------------------------   ------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (800) 722-5457
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


                         Exhibit Index on Pages 19 - 23

                                TABLE OF CONTENTS




                                     PART I


Item 1       Business                                                         3
Item 2       Properties                                                       6
Item 3       Legal Proceedings                                                6
Item 4       Submission of Matters to a Vote
               of Security Holders                                            6


                                     PART II


Item 5       Market for the Partnership's Securities and Related
               Security Holder Matters                                        7
Item 6       Selected Financial Data                                          8
Item 7       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            8
Item 8       Financial Statements and Supplementary Data                     13
Item 9       Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                        13


                                    PART III


Item 10      Directors and Executive Officers of the Registrant              14
Item 11      Executive Compensation                                          16
Item 12      Security Ownership of Certain Beneficial Owners
               and Management                                                16
Item 13      Certain Relationships and Related Transactions                  16


                                     PART IV


Item 14      Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K                                           19

             Signatures                                                      24

                                     PART I

ITEM 1 - BUSINESS

The Registrant, John Hancock Realty Income Fund-III Limited Partnership (the "Partnership"), is a Limited Partnership organized on November 4, 1988 under the Massachusetts Uniform Limited Partnership Act. As of December 31, 2000, the partners in the Partnership consisted of a General Partner, John Hancock Realty Equities, Inc. (the "General Partner"), John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"), John Hancock Income Fund-III Assignor, Inc. (the "Assignor Limited Partner") and 2,193 Unitholders (the "Investors"). The Assignor Limited Partner holds 5 Limited Partnership Interests for its own account and 2,415,229 Assignee Units (the "Units") for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The initial capital of the Partnership was $2,100, representing capital contributions of $1,000 from the General Partner, $1,000 from the John Hancock Limited Partner and $100 from the Assignor Limited Partner. During the offering period, the John Hancock Limited Partner made additional capital contributions of $3,863,366. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the sale of up to 5,000,000 Assignee Units, representing economic and certain other rights attributable to Investor Limited Partnership Interests.

The Units were offered and sold to the public during the period from February 17, 1989 to February 15, 1991 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Partnership sold the Units for $20 per Unit. No established public market exists on which the Units may be traded.

The Partnership was engaged solely in the business of acquiring, improving, holding for investment and disposing of existing, income-producing, retail, industrial, and office properties on an all-cash basis, free and clear of mortgage indebtedness. Although the Partnership's properties were acquired, and were held, free and clear of mortgage indebtedness, the Partnership had the ability to incur mortgage indebtedness on its properties under certain circumstances, as specified in the Partnership Agreement.

The latest date on which the Partnership is due to terminate is December 31, 2019, unless it is sooner terminated in accordance with the terms of the Partnership Agreement. It is expected that in the ordinary course of the Partnership's business, as described in the following paragraph, the properties of the Partnership will be disposed of, and the Partnership terminated, before December 31, 2019.

As initially stated it its Prospectus, it was expected that the Partnership would be dissolved upon the sale of its last remaining property, which at that time was expected to be within seven to ten years following the date such property was acquired by the Partnership. During 2000, the Partnership sold the last four properties in its portfolio, one of which was held through a joint venture, resulting in the termination of the operations of the Partnership. The Partnership will be dissolved, in accordance with the terms of the Partnership Agreement, as soon as reasonably practicable.

The Partnership's equity real estate investments are subject to various risk factors. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. If any such substances were found in or on any property previously owned by the Partnership, the Partnership could be exposed to liability and be required to incur substantial remediation costs.

On December 28, 1988, the Partnership acquired a 0.5% interest in JH Quince Orchard Partners (the "Affiliated Joint Venture"), a joint venture between the Partnership and John Hancock Realty Income Fund-II Limited Partnership ("Income Fund-II"). Pursuant to the terms of the partnership agreement of the Affiliated Joint Venture, the Partnership had the option, exercisable prior to December 31, 1990, to increase its investment and interest in the Affiliated Joint Venture to 50%. During the second quarter of 1989, the Partnership exercised such option and Income Fund-II transferred a 49.5% interest in the Affiliated Joint Venture to the Partnership. The Partnership has since held a 50% interest in the Affiliated Joint Venture. On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership which owned and operated a three-story office building and related land and improvements located in Gaithersburg, Maryland (the "Quince Orchard Corporate Center"). The partnership agreement of QOCC-1 Associates provided that the Affiliated Joint Venture contribute 95% of any required additional capital contributions. Of the cumulative total invested capital in QOCC-1 Associates at December 31, 1999, 97.55% was contributed by the Affiliated Joint Venture.

The Quince Orchard Corporate Center was leased to Boehringer Mannheim Pharmaceuticals, Inc. under a ten-year lease that expired in February 2004. The tenant had two options under the lease agreement, one, to terminate the lease at the end of its seventy-sixth month of the lease, or June 2000, and, two, to extend the term of the lease for an additional five-year period. During the first quarter of 1998, Hoffman-LaRoche, Inc. received approval from the Federal Trade Commission to acquire Boehringer Mannheim Pharmaceuticals, Inc. Subsequently, Hoffman-LaRoche vacated and subleased 100% of the space. Hoffman-LaRoche informed the General Partner that it intended to exercise its right to terminate the lease in June 2000.

Real estate conditions in the Washington D.C. area for office space similar to the Quince Orchard Corporate Center continued to improve in 2000. The supply of such office space was unable to keep pace with the demand, resulting in a slight increase in market rents. Further, this condition gave rise to new development in the area. The General Partner did not anticipate that this new development would negatively impact the market and, therefore, expected market conditions to remain favorable through 2000. The General Partner actively marketed the property for lease, offering competitive leasing packages in an effort to secure prospective tenants for the building.

During the second quarter of 2000, the General Partner received unsolicited offers to purchase Quince Orchard Corporate Center. On September 29, 2000, QOCC-1 Associates sold the property to a non-affiliated buyer for a total net sales price of $12,554,940 after deductions for commissions and selling expenses incurred in connection with the sale of the property. Fifty percent of the net proceeds of the sale, or $6,277,470, was distributed to the Partnership and fifty percent was distributed to Income Fund-II. QOCC-1 Associates was subsequently liquidated in December 2000. During November 2000, the Partnership distributed $6,260,274 of the net sales proceeds of which $5,796,550 was distributed to the Investors and $463,724 was distributed to the John Hancock Limited Partner. The Partnership retained $17,196 of the net proceeds in working capital reserves.

On December 28, 1989, the Partnership acquired the Palms of Carrollwood Shopping Center, a neighborhood shopping center located in Tampa, Florida. Although real estate market conditions for retail properties in the market in which the Palms of Carrollwood Shopping Center is located declined since the Partnership acquired the property, occupancy levels and rental rates stabilized during recent years. However, market conditions remained competitive due to the new construction of retail space. In consideration of the existing favorable market conditions in the Carrollwood, Hillsborough County, Florida area and the new lease for 24,000 square feet commencing October 1, 2000, the General Partner listed the Palms of Carrollwood for sale during March 2000. On November 10, 2000 the Partnership sold the Palms of Carrollwood Shopping Center to a non-affiliated buyer and received net proceeds of $11,730,094. On December 11, 2000, the Partnership distributed $10,433,788 of the net sales proceeds, of which $9,660,915 was distributed to the Investors and $772,873 was distributed to the John Hancock Limited Partner. The Partnership retained $1,296,305 in working capital reserves. Subsequently, this amount was distributed during February 2001 of which $1,200,282 was distributed to the Investors and $96,023 was distributed to the John Hancock Limited Partner.

On July 17, 1991, the Partnership acquired Yokohama Tire Warehouse located in Louisville, Kentucky and 100% leased to the Yokohama Tire Corporation under a lease that expired on March 31, 2006. Under the terms of the lease agreement, the Yokohama Tire Corporation had options to purchase the property for $10,228,173 on April 1, 1996, and $10,478,173 on April 1, 1999 but did not
choose to exercise such options. Yokohama Tire Corporation had an additional option to purchase the property for $10,578,173 on April 1, 2001. In addition, the Yokohama Tire Corporation had the option, exercisable at any time during the term of the lease, to expand the square footage of the facility by any area of up to 220,000 square feet. In consideration of the property's strong leasing position and due to the existing favorable market conditions in the Louisville, Kentucky area, the General Partner listed the Yokohama Tire Warehouse for sale during December 1999. On November 6, 2000, the Partnership sold the Yokohama Tire Warehouse to a non-affiliated buyer and received net sales proceeds of $9,085,227. During November 2000, the Partnership distributed $9,025,228 of the net sales proceeds, of which $8,356,692 was distributed to the Investors and $668,535 was distributed to the John Hancock Limited Partner. The Partnership retained $59,999 in working capital reserves. This amount was subsequently distributed during February 2001, of which $55,555 was distributed to the Investors and $4,444 was distributed to the John Hancock Limited Partner.

On December 27, 1991, the Partnership acquired the Purina Mills Distribution Building located in St. Louis, Missouri. Due to the then existing favorable real estate market conditions in the St. Louis, Missouri area, the General Partner listed the property for sale during January 1999. On May 24, 1999, the Partnership sold the Purina Mills Distribution Building to a non-affiliated buyer and received net sales proceeds of $4,946,400. During August 1999 the Partnership distributed $4,434,360 of the net proceeds of which $4,105,889 was distributed to the Investors and $328,471 was distributed to the John Hancock Limited Partner. The Partnership retained $512,040 in working capital reserves. This amount was subsequently distributed during February 2001, of which $474,111 was distributed to the Investors and $37,929 was distributed to the John Hancock Limited Partner.

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

On March 16, 1992, the Partnership acquired the Stone Container Building located in Cincinnati, Ohio. During June 1998, the General Partner listed the Stone Container Building for sale because of the sole tenant at the property's long-term lease on the property and the existing favorable conditions in the Cincinnati real estate market. On December 29, 1998, the Partnership sold the Stone Container Building to a non-affiliated buyer and received net sales proceeds of $2,645,995. On February 12, 1999, the Partnership distributed $2,634,532 of the net sales proceeds, of which $2,439,381 was distributed to the Investors and $195,191 was distributed to the John Hancock Limited Partner. The Partnership retained $11,463 in working capital reserves. This amount was subsequently distributed during February 2001, of which $10,614 was distributed to the Investors and $849 was distributed to the John Hancock Limited Partner.

On March 27, 1992, the Partnership acquired the Business Center at Pureland located in Bridgeport, New Jersey. The property contains two buildings of approximately 60,000 square feet each and each of which was 100% occupied by a single tenant. One of the tenants at the Business Center at Pureland, National Polystyrene Recycling Co., L.P., ("NPRC") ceased operations and vacated its space during the fourth quarter of 1997. A replacement tenant was located to occupy this space during the third quarter of 1998. NPRC's lease obligations were terminated as of September 30, 1998 in consideration of NPRC paying a lease buyout fee of approximately $230,000. The new tenant's lease obligations commenced October 1, 1998 for a 32-month term. The other tenant at the Business Center at Pureland, Forbo Wallcoverings, Inc. ("Forbo") had a lease that was scheduled to expire on December 31, 1998; however, the tenant requested, and the General Partner agreed, to extend the term of the lease through March 31, 1999. Subsequently, Forbo has vacated. The Bridgeport, New Jersey real estate market currently has a relatively high amount of vacant space. In addition, there is a significant amount of land available for development. Given the status of the property and the existing supply and demand conditions in the Bridgeport, NJ area, the General Partner listed the Business Center at Pureland for sale during the first quarter of 2000. On December 20, 2000, the Partnership sold the Business Center at Pureland to a non-affiliated buyer and received net sales proceeds of $3,491,502. During February 2001, the Partnership distributed $1,642,356 of the net sales proceeds to the Investors. The Partnership retained $1,949,146 in working capital reserves.

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

ITEM 2 - PROPERTIES

As of December 31, 2000 the Partnership held no investments in its portfolio.

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

A settlement agreement was approved by the Court on December 22, 1999. Under terms of the settlement, the defendants have guaranteed certain returns to class members on their investments and paid fees and expenses to class counsel in an amount determined by the court to be $1.5 million. These terms of the settlement will have no financial impact on the Partnership.

There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership, to which the Partnership is a party or to which any of its properties is subject.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders of the Partnership during the fourth quarter of 2000.

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

(b)   NUMBER OF SECURITY HOLDERS

                                 Number of               Number of Units
                           record holders as of         outstanding as of
     Title of Class          December 31, 2000          December 31, 2000
     --------------        --------------------         -----------------
     Assignee Units                2,193                     2,415,229

(c)   DIVIDEND HISTORY AND RESTRICTIONS

During the fiscal years ended December 31, 2000 and 1999, the Partnership distributed cash in the aggregate amounts of $28,668,573 and $13,275,623, respectively, from Distributable Cash from Operations and Distributable Cash from Sales, Financings or Repayments (as defined in the Partnership Agreement). Distributable cash from operations was allocated 5% to the General Partner and 95% to the Investors and the John Hancock Limited Partner, in accordance with the terms of the Partnership Agreement. The following table reflects cash distributions made during the two year period ended December 31, 2000:

                                                                      Amount Paid
               Date of            Amount of      Amount Paid to     to John Hancock      Amount Paid      Distribution
            Distribution        Distribution     General Partner    Limited Partner     to Investors        Per Unit
            ------------        ------------     ---------------    ---------------     ------------      ------------
         February 12, 1999 *      $ 4,144,685         $75,507        $   301,421        $ 3,767,757         $1.56
         May 14, 1999 *             2,994,222          46,677            218,336          2,729,209          1.13
         August 13, 1999 *          5,312,996          43,932            390,302          4,878,762          2.02
         November 15, 1999            823,720          41,186             57,965            724,569          0.30
         February 14, 2000            737,442          37,026                 --            700,416          0.29
         May 15, 2000                 737,280          36,864                 --            700,416          0.29
         August 14, 2000              737,280          36,864                 --            700,416          0.29
         November 14, 2000*        16,022,782          36,864          1,132,259         14,853,659          6.15
         December 11, 2000*        10,433,789              --            772,874          9,660,915          4.00

         *Includes Distributable Cash from Sales, Financings or Repayments.

The amount of future cash distributions will be dependent upon the need to draw down working capital reserves. As of the date of this report, all of the properties in the Partnership have been sold. In order to adequately provide for all future contingencies, the General Partner has determined (as permitted by the Partnership Agreement) to retain rather than distribute to investors, net cash provided by the Partnership's normal operations in order to fund cash reserves for contingencies. Accordingly, no cash distributions with respect to Distributable Cash from Operations will be made to the Limited Partners. At such time as all liabilities with respect to the Partnership are resolved, the General Partner will make a final distribution of net assets to the Limited Partners, in accordance with the terms of the Partnership Agreement. Such final distribution, if any, will result in the liquidation and termination of the Partnership. For a further discussion of the financial condition and results of operations of the Partnership see Item 7 of the Report.

In March 1999, the General Partner ended the distribution reinvestment plan previously in effect for the Partnership. The General Partner took this action pursuant to the Partnership Agreement and in what it considers to be the Partnership's best interest. Therefore, beginning with the Partnership's cash distribution in May 1999 and in all subsequent cash distributions, those Limited Partners who previously had designated their distribution for reinvestment instead receive the amount of their distribution by check. Similarly, the distribution reinvestment plan will no longer purchase or arrange the purchase of Units of Limited Partners who submitted offers to sell Units through the plan. Limited Partners who wish to purchase or sell Units may wish to consult their securities advisors or contact a commercial matching service that deals in limited partnership interests. The General Partner cannot and does not purport to advise Limited Partners as to whether they should purchase or sell Units, at what price or times, or through what mechanism.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial information regarding the Partnership's financial position and operating results for the five-year period ended December 31, 2000. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto, which are included in Items 7 and 8, respectively, of this Report.

                                                                             Years Ended December 31,
                                                  2000               1999              1998               1997               1996
                                                  ----               ----              ----               ----               ----
Rental income                                  $ 2,195,547      $  2,903,127       $  4,091,476       $  3,600,452      $  3,606,964
Income from joint venture                          340,042           730,711            716,157            704,292           701,988
Interest income                                    296,792           236,610            150,593            142,959           145,734
Gain/(loss) on sale of property                  3,151,785         2,065,783            783,054                  -                 -
Net income                                       4,635,678         4,371,090          3,773,989          2,579,607         2,616,017
Net income per Unit (b)                               0.75              1.66               1.35               0.88              0.89
Ordinary tax income (a)                          2,151,746         4,609,560          4,196,411          2,707,074         2,969,975
Ordinary tax income per Unit (b)                     (0.26)             1.76               1.52               0.94              1.04
Cash distributions per Unit (c)                      11.02              5.01               1.40               1.40              1.35
Cash and cash equivalents
    at December 31                               6,436,528         2,899,090          5,874,797          2,505,729         2,663,859
Total assets at December 31                      6,436,528        30,650,344         39,797,736         39,595,199        40,896,886

(a) The ordinary tax income for the Partnership was allocated as follows:

                                                                             Years Ended December 31,
                                                  2000               1999              1998               1997               1996
                                                  ----               ----              ----               ----               ----
     General Partner                           $   122,875       $   179,128        $   218,800        $   176,436       $   189,088
     John Hancock Limited Partner                2,696,299           170,837            316,679            262,772           280,404
     Investor Limited Partners                    (667,428)        4,259,595          3,660,932          2,267,866         2,500,483
                                               -----------       -----------          ---------        -----------       -----------
     Total                                     $ 2,151,746       $ 4,609,560        $ 4,196,411        $ 2,707,074       $ 2,969,975
                                               ===========       ===========        ===========        ===========       ===========

(b) The ordinary tax income per Unit for the fiscal years ended December 31, 2000, 1999, 1998, 1997, and 1996, as presented above, was computed by dividing the Investors' share of ordinary tax income by the number of Units outstanding during the year. The actual ordinary tax income per Unit has not been presented because the actual ordinary tax income is allocated between tax-exempt and tax-paying entities based upon the respective number of Units held by each entity at December 31, 2000, 1999, 1998, 1997, and 1996.

(c) Represents the actual cash distribution per Unit for the years ended December 31, 2000, 1999, 1998, 1997, and 1996.

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

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FORWARD-LOOKING STATEMENTS

In addition to historical information, certain statements contained herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in this Report and include statements regarding the intent, belief or expectations of the General Partner with respect to, among other things, the sale of Partnership properties, the dissolution and liquidation of the Partnership, actions that would be taken in the event of lack of liquidity, litigation expenses and indemnification claims, distributions to the General Partner and to Investors and the impact of inflation.

Forward-looking statements involve numerous known and unknown risks and uncertainties, and they are not guarantees of future performance. The following factors, among others, could cause actual results or performance of the Partnership and future events to differ materially from those expressed or implied in the forward-looking statements: general economic and business conditions; any and all general risks of real estate ownership, including without limitation adverse changes in general economic conditions and adverse local conditions and other factors detailed from time to time in the filings with the Securities and Exchange Commission.

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

LIQUIDITY AND CAPITAL RESOURCES

As initially stated in its Prospectus, it was expected that the Partnership would be dissolved upon the sale of its last remaining property, which at that time was expected to be within seven to ten years following the date such property was acquired by the Partnership. The Partnership sold the last property in its portfolio, Business Center at Pureland, on December 20, 2000. The sale of this last remaining property resulted in the termination of the operations of the Partnership, and the Partnership will be dissolved, in accordance with the terms of the Partnership Agreement as soon as reasonably practicable. At such time as all liabilities with respect to the Partnership are resolved, the General Partner will make a final distribution of net assets to the Limited Partners, as soon as practicable. No assurances can be given as to whether any distribution can be made after all liabilities of the Partnership are resolved. Such final distribution, if any, will result in the liquidation and termination of the Partnership. At such time of such final distribution, the outstanding Units will be canceled and, in accordance with federal securities laws, they will be de-registered with the Securities and Exchange Commission, after which time the Partnership will no longer be required to file periodic reports with the Commission.

At December 31, 2000, the Partnership had $6,436,528 in cash and cash equivalents. The Partnership's cash and cash equivalents increased by $3,537,438 from December 31, 1999 primarily due to the net sales proceeds received from the sale of the Business Center at Pureland Building on December 20, 2000. Cash was later distributed during February 2001.

The Partnership has a working capital reserve with a current balance of approximately $2,700,000. The General Partner anticipates that such amount should be sufficient to satisfy the Partnership's general liquidity requirements as the Partnership business is wound down. The Partnership's liquidity would, however, be materially adversely affected by significant unanticipated operating and liquidation costs, including but not limited to litigation expenses. If any or all of these events were to occur, to the extent that the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans or short-term loans from the General Partner or its affiliates.

During 2000, cash in the amount of $577,825 was used for the payment of leasing costs primarily incurred at the Palms of Carrollwood Shopping Center property. The Partnership will not incur any leasing costs during 2001.

During 2000, approximately $512,568 of cash generated from the Partnership's operations was used to fund non-recurring maintenance and repair expenses incurred at the Palms of Carrollwood and Business Center at Pureland properties. The Partnership will not incur non-recurring repair and maintenance expenses during 2001.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Cash in the amount of $28,668,573 was distributed to the Partners during 2000. Of this amount $2,949,283 was generated from Distributable Cash from Operations (defined in the Partnership Agreement), and $25,719,290 was distributed from Distributable Cash from Sales, Financings or Repayments (defined in the Partnership Agreement). These amounts were distributed in accordance with the Partnership Agreement and were allocated as follows:

                                                          From Distributable
                                 From Distributable        Cash from Sales,
                                Cash from Operations  Refinancings or Repayments
                                --------------------  --------------------------
Investors                            $2,801,665              $23,814,157
John Hancock Limited Partner               --                 1, 905,133
General Partner                         147,618                     --
                                     ----------              -----------
         Total                       $2,949,283              $25,719,290
                                     ==========              ===========

As a result of the disposition by the Partnership of its last four remaining properties during 2000, the General Partner determined that starting with the fourth quarter of 2000 it was in the best interests of the Partnership to retain, rather than distribute to Investors, net cash provided by the Partnership's normal operations (if available) in order to fund cash reserves for contingencies, as permitted by the Partnership Agreement.

The General Partner evaluated the carrying value of each of the Partnership's properties and its joint venture investment as of December 31, 1999 by comparing such carrying value to the related property's future undiscounted cash flows and the then most recent internal appraisal. No impairment in value existed with respect to the Partnership's properties as of December 31, 2000 and, therefore, no write-downs were recorded. As of December 31, 2000, all of the properties in the Partnership have been sold.

RESULTS OF OPERATIONS

Average occupancy for the Partnership's investments was as follows:

                                                              Years ended December 31,
                                                            2000(*)    1999      1998
                                                            -------    ----      ----
Palms of Carrollwood Shopping Center                          N/A        84%       81%
Yokohama Tire Warehouse                                       N/A       100%      100%
Purina Mills Distribution Building                            N/A        N/A      100%
Allmetal Distribution Building                                N/A        N/A      100%
Stone Container Building                                      N/A        N/A      100%
Business Center at Pureland                                   N/A        63%      100%
Quince Orchard Corporate Center (Affiliated Joint Venture)    N/A       100%      100%

         (*)As of December 31, 2000, all of the Partnership's properties have been sold.

RESULTS OF OPERATIONS - 2000 COMPARED WITH 1999

Net income for the year ended December 31, 2000 was $4,635,678, as compared to net income of $4,371,090 in 1999. The 2000 results include a net non-recurring gain of $3,151,785 from the sales of the net Yokohama Tire Warehouse, the Palms of Carrollwood Shopping Center and the Business Center of Pureland. The 1999 results include a non-recurring gain of $2,065,783 from the sales of the Allmetal and Purina Mills Distribution Buildings. Excluding the results of these gains, net income for the year ended December 31, 2000 decreased by $821,414, or 36%, as compared to the prior year. This is primarily due to the sales mentioned previously and to lower rental income at the Quince Orchard Corporate Center due to the 100% vacancy of the property starting July 1, 2000.

Rental Income for the year ended December 31, 2000 decreased by $707,580, or 24%, as compared to 1999 primarily due to the sales of previously mentioned properties and to lower average occupancy at the Business Center at Pureland in the current period.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - 2000 COMPARED WITH 1999 (CONTINUED)

Income from joint venture for the year ended December 31, 2000 decreased by $390,669, or 53%, as compared to 1999. This decrease was primarily due to the tenant leasing 100% of Quince Orchard Corporate Center terminating its lease as of June 30, 2000 as permitted by the lease agreement.

Interest income for the year ended December 31, 2000 increased by $60,182, or 25%, as compared to 1999. This increase was primarily due to the interest earned on the net sales proceeds received from the sales of the Partnership's investment in the Quince Orchard Corporate Center and the Palms of Carrollwood Shopping Center for the periods these proceeds were held before the next distribution date.

Property operating expenses for the year ended December 31, 2000 increased by $324,817, or 61%, as compared to 1999. This increase is primarily due to certain non-recurring maintenance and repair expenses incurred at the Palms of Carrollwood Shopping Center during the current period. Also, recoveries of such expenses from tenants were lower as a result of reduced occupancy at the Business Center at Pureland.

Depreciation expense for the year ended December 31, 2000 decreased by $538,720, or 87%, as compared to 1999 primarily due to the sale of the Stone Container Building in December 1999, the sale of the Allmetal Distribution Building in February 1999, the sale of the Purina Mills Distribution Building in May 1999 and to the reclassification as "Property Held for Sale" in December 1999 of the Yokohama Tire Warehouse and during the first quarter of 2000 of the Palms of Carrollwood Shopping Center and the Business Center at Pureland. Accordingly, no depreciation was recorded on these properties since the time that they were listed for sale.

Amortization expense for the year ended December 31, 2000 decreased by $42,527, or 24%, as compared to 1999 primarily due to the sales and reclassifications of properties as reported above and accordingly no longer amortizing such amounts for these properties.

General and administrative expenses for the year ended December 31, 2000 increased by $39,777, or 17%, as compared to 1999, primarily due to an increase in legal fees incurred by the Partnership in connection with the legal proceedings described in Item 3 of Part I of this Report and to timing differences in the payment audit fees.

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

The General Partner believes that inflation has had no significant impact on the Partnership's income from operations during the last three fiscal years and the General Partner anticipates that it will not have a significant impact during 2001.

CASH FLOW

The following table provides the calculations of Cash from Operations and Distributable Cash from Operations, which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                                         Years Ended December 31,
                                                   2000            1999            1998             1997             1996
                                               -----------      ----------     -----------      -----------      -----------

Net cash provided by operating
     activities (a)                            $ 2,198,695      $3,361,929     $ 4,697,816      $ 3,919,545      $ 4,250,925
Net change in operating assets
     and liabilities (a)                           (18,592)         14,492        (242,710)         146,780         (209,228)
                                               -----------      ----------     -----------      -----------      -----------
Net cash provided by operations (a)              2,180,103       3,376,421       4,455,106        4,066,325        4,041,697
Increase in working capital reserves                  --              --           (61,932)        (222,297)        (197,669)
                                               -----------      ----------     -----------      -----------      -----------
Cash from operations (b)                         2,180,103       3,376,421       4,393,174        3,844,028        3,844,028
Decrease in working capital reserves                31,738            --              --               --               --
                                               -----------      ----------     -----------      -----------      -----------
Distributable cash from operations (b)         $ 2,211,841      $3,376,421     $ 4,393,174      $ 3,844,028      $ 3,844,028
                                               ===========      ==========     ===========      ===========      ===========

Allocation to General Partner                  $   110,592      $  168,821     $   219,659      $   192,201      $   192,201
Allocation to John Hancock Limited Partner              --         172,944         309,149          270,506          270,506
Allocation to Investors                          2,101,249       3,034,656       3,864,366        3,381,321        3,381,321
                                               -----------      ----------     -----------      -----------      -----------
                                               $ 2,211,841      $3,376,421     $ 4,393,174      $ 3,844,028      $ 3,844,028
                                               ===========      ==========     ===========      ===========      ===========

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

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CASH FLOW (CONTINUED)

During February 2001, the Partnership made a cash distribution in the amount of $3,520,438 that was generated from Distributable Cash from Sales, Refinancings or Repayments. This amount was distributed in accordance with the Partnership Agreement and was allocated as follows:

                                               Distributable Cash
                                            From Sales, Refinancings
                                                  Or Repayments
                                                  -------------
          Investors                                $3,381,321
          John Hancock Limited Partner                139,117
          General Partner                                   -
                                                   ----------
                   Total                           $3,520,438
                                                   ==========

In March 1999, the General Partner ended the distribution reinvestment plan previously in effect for the Partnership. The General Partner took this action pursuant to the Partnership Agreement and in what it considers to be the Partnership's best interest. Therefore, beginning with the Partnership's cash distribution in May 1999 and in all subsequent cash distributions, those Limited Partners who previously had designated their distribution for reinvestment instead receive the amount of their distribution by check. Similarly, the distribution reinvestment plan will no longer purchase or arrange the purchase of Units of Limited Partners who submitted offers to sell Units through the plan. Limited Partners who wish to purchase or sell Units may wish to consult their securities advisors or contact a commercial matching service that deals in limited partnership interests. The General Partner cannot and does not purport to advise Limited Partners as to whether they should purchase or sell Units, at what price or times, or through what mechanism.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item appears beginning on page F-1 of this Report. The financial statements of QOCC-1 Associates, an investee of the Registrant, as of and for the period ending December 13, 2000 and the years ending December 31, 1999, and 1998 are included herewith.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No events requiring disclosure under this Item have occurred.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

(a-b)      IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

By virtue of its organization as a limited partnership, the Partnership has no directors or executive officers. As indicated in Item 1 of this Report, the General Partner of the Partnership is John Hancock Realty Equities, Inc., a Delaware corporation. Pursuant to the terms of the Partnership Agreement, the General Partner is solely responsible for the management of the Partnership's business. The names and ages of the directors and executive officers of the General Partner at December 31, 2000 were as follows:

              Name                        Title                        Age
              ----                        -----                        ---
     John M. Garrison          President and Director                   50
     Deborah H. McAneny        Director                                 41
     John M. Nagle             Director                                 50
     Virginia H. Lomasney      Treasurer (Chief Accounting Officer)     39

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

         Name                         Title                                Age
         ----                         -----                                ---
Deborah H. McAneny         Senior Vice President of                         41
                           John Hancock's Real Estate
                           Investment Group

Paul F. Hahesy             Senior Investment Officer of John Hancock's      54
                           Real Estate Investment Group;
                           President of John Hancock Realty
                           Equities, Inc.

John M. Nagle              Senior Investment Officer of John                50
                           Hancock's Real Estate Investment
                           Group; Vice President of
                           John Hancock Realty Equities, Inc.

(d)   FAMILY RELATIONSHIPS

There exist no family relationships among any of the foregoing directors or officers of the General Partner.

(e)      BUSINESS EXPERIENCE

Paul Hahesy (age 54) joined John Hancock in 1968. He was appointed President and Director of the General Partner effective March 16, 2001. Mr. Hahesy has been a Senior Investment Officer of John Hancock since 1987. He holds an A.B. from Salem State College.

John M. Garrison (age 50) joined John Hancock in 1995 as an Investment Officer. He served as President and a Director of the General Partner, Hancock Realty Investors Incorporated and John Hancock Property Investors Corp. from July 1999 to March 2001. Mr. Garrison has been a Senior Investment Officer of John Hancock since November 1999. Prior to joining John Hancock, he held a number of positions with the Metropolitan Life Real Estate Investment Group. He holds an M.B.A. from Yale University and a B.A. from Hamilton College.

Virginia H. Lomasney (age 39) joined John Hancock in 1983. She was appointed Treasurer of the General Partner effective March 25, 1999. Ms. Lomasney has been an Associate Investment Officer of John Hancock since 1993. She holds an M.B.A. from Bentley College and a B.S. from Boston University.

Deborah H. McAneny (age 41) joined John Hancock in 1985. She has been a Director of the General Partner since May 2000 and a Director of John Hancock Real Estate Finance since March 2000. Her term as Director of the General Partner expires May 2001. Ms. McAneny has been a Senior Vice President of John Hancock since March 2000. She holds a B.S. from the University of Vermont.

John M. Nagle (age 50) joined John Hancock in 1979. He has been Vice President and Director of the General Partner, John Hancock Realty Services Corp. and Hancock Realty Investors Incorporated since July 1999. His term as Director of the General Partner expires in May 2001. Mr. Nagle has been a Senior Investment Officer of John Hancock since 1987. From 1991 through 1993 he was Vice President of Hancock Realty Investors Incorporated. He holds an M.B.A. and a B.B.A. from the University of Massachusetts at Amherst.

Edward P. Dowd (age 58) joined John Hancock in 1970. He was a Director of Hancock Realty Investors, Incorporated from 1991 to March 2000, and a Director of John Hancock Realty Services Corp. and subsidiaries and John Hancock Property Investors Corp. from 1987 to March 2000. Mr. Dowd was a Senior Vice President of John Hancock since 1991and from 1989 to 1990, he was a Vice President of John Hancock. From July 1982 to May 1986, Mr. Dowd was President of the General Partner. He holds an A.B. from Boston College.

Malcolm G. Pittman III (age 49) joined John Hancock in 1986 as an Assistant Counsel. He was a Director of the General Partner from November 1991 to May 2000. Mr. Pittman has been a Counsel of John Hancock's Real Estate Law Division since 1993. From 1989 to 1993, he was an Associate Counsel of John Hancock. He holds a J.D. from Yale Law School and a B.A. from Oberlin College.

Susan M. Shephard (age 48) joined John Hancock in 1985 as an Attorney. She was a Director of the General Partner from November 1991 to May 2000. Ms. Shephard has been a Mortgage Investment Officer of John Hancock since 1991. From 1988 to 1991, she was an Associate Counsel of John Hancock and from 1987 to 1988, she was an Assistant Counsel of John Hancock. She holds a J.D. from Georgetown University Law Center and a B.A. from the University of Rhode Island.

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

To the Partnership's knowledge, no officer or director of the General Partner has or had an ownership interest in the Partnership during the 2000 fiscal year or as of the date hereof. In addition, to the Partnership's knowledge, the County Employees' Annuity and Benefit Fund of Cook County, the greater than 10% holder of Units, was not required to file any reports relating to Section 16(a) filing requirements during the 2000 fiscal year.

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

Compensation Committee Interlocks and Insider Participation:

The Partnership did not have a Compensation Committee in 2000 and does not currently have such a committee. No current or former officer or employer of the General Partner or its Affiliates participated during the 2000 fiscal year in deliberations regarding the General Partner's compensation as it relates to the Partnership.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

No person or group, including the General Partner, is known by the General Partner to own beneficially more than 5% of the Partnership's 2,415,229 outstanding Units as of December 31, 2000, except as follows:

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Note 4 of the Notes to the Financial Statements included in Item 8 of this Report for a description of certain transactions and related amounts payable by the Partnership to the General Partner and its Affiliates during 2000, 1999, and 1998.

In accordance with the terms of the Partnership Agreement, the General Partner and its Affiliates (as defined in the Partnership Agreement) are entitled to the following types of compensation, fees, profits/(losses), expense reimbursements and distributions:

A reimbursement for Acquisition Expenses (as defined in the Partnership Agreement) incurred by the General Partner or its Affiliates was payable at cost to the General Partner or its Affiliates. The Partnership completed its property acquisitions on March 27, 1992 and, therefore, did not pay any such reimbursements during the years ended 2000, 1999, and 1998.

An Affiliate of the General Partner may receive a Property Management Fee for providing property management services for the Partnership's properties. The Partnership is obligated to pay a fee equal to the amount customarily charged in arms-length transactions by other entities rendering comparable services for comparable properties in the localities where the Partnership's properties are located but in no event may such fee exceed 6% of the gross receipts of the property under management. To date, no Affiliate of the General Partner has provided property management services to the Partnership. Therefore, the Partnership did not pay any such fees during the years ended 2000, 1999, and 1998.

The General Partner and its Affiliates are also entitled to Reimbursement for Expenses relating to the administrative services necessary to the prudent operation of the Partnership, such as legal, accounting, computer, transfer agent and other services. The amounts charged to the Partnership for such administrative services may not exceed the lesser of the General Partner's or such Affiliate's costs or 90% of those which the Partnership would be required to pay to independent parties for comparable services in the same geographic area. The Partnership reimbursed the General Partner or its Affiliates for $144,876, $153,216 and $234,860 of such expenses during the years ended December 31, 2000, 1999, and 1998, respectively.

A Subordinated Disposition Fee (as defined in the Partnership Agreement) for selling properties is payable to the General Partner in the amount of 3% of the sales price of each property sold. However, no such Subordinated Disposition Fee may be paid to the General Partner unless and until the Investors and the John Hancock Limited Partner have received a return of their total Invested Capital (as defined in the Partnership Agreement) plus the Cumulative Return on Investment (as defined in the Partnership Agreement) of 12% per annum for all fiscal years ended prior to the date of payment. Such Subordinated Disposition Fee may not exceed 50% of the competitive real estate commissions in the area where the property is located or, together with any other brokerage commission payable to or by any other person, exceed 6% of the contract sales price of such property. The Partnership did not pay any such fees during the years ended 2000, 1999 or 1998.

In accordance with Section 8 of the Partnership Agreement (as described more fully in Note 3 to the Financial Statements included in Item 8 of this Report), 5% of Distributable Cash from Operations is distributable to the General Partner and the remaining 95% in the following order of priority: first, to the Investors in an amount sufficient to provide a non-cumulative, non-compounded cash return equal to 7% per annum on their Invested Capital; second, to the John Hancock Limited Partner in an amount sufficient to provide a non-cumulative, non-compounded cash return equal to 7% per annum on its Invested Capital; and third, to the Investors and the John Hancock Limited Partner in proportion to their respective capital contributions. The General Partner's share of Distributable Cash from Operations was $110,592, $168,821 and $219,659 for the years ended December 31, 2000, 1999 and 1998. In accordance with the terms of the Partnership Agreement, the John Hancock Limited Partner was entitled to $172,944 and $309,149 of Distributable Cash from Operations for the years ended December 31, 1999 and 1998, respectively.

A Share of Cash from Sales or Financings may be distributed to the General Partner and the John Hancock Limited Partner. Cash from Sales or Financings are distributable in accordance with Section 8 of the Partnership Agreement (as described more fully in Note 3 to the Financial Statements included in Item 8 of this Report). The John Hancock Limited Partner's share of Cash from Sales or Financings was $1,905,133, $481,113 and $195,151 for the years ended December 31, 2000, 1999, and 1998, respectively.

A Share of the Partnership's Profits or Losses for tax purposes is allocable to the General Partner and to the Investors and the John Hancock Limited Partner. Such allocation generally approximates, insofar as practicable, their percentage share of Distributable Cash from Operations and of Cash from Sales or Financings. The General Partner will generally be allocated 1% of Partnership Losses for tax purposes, and the John Hancock Limited Partner will be allocated tax losses associated with the Partnership's sales commissions funded by the John Hancock Limited Partner's Capital Contributions. The General Partner's Share of such Profits or Losses were profits of $122,875, $179,128 and $218,800 during the years ended December 31, 2000, 1999, and 1998, respectively. In accordance with the terms of the Partnership Agreement, the John Hancock Limited Partner was allocated $2,696,299, $170,837 and $316,679 of profits during the years ended December 31, 2000, 1999, and 1998, respectively.

The following table reflects all compensation, fees, profits/(losses), expense reimbursements and distributions from the Partnership to the General Partner and/or its Affiliates for the three years ended December 31, 2000:

                                                    Years Ended December 31,
                                                   2000       1999       1998
                                                   ----       ----       ----

Operating Expenses                             $  144,876   $153,216    $234,860
General Partner Share of Distributable
   Cash from Operations                           110,592    168,821     219,659
John Hancock Limited Partner's share
   of Distributable Cash from Operations                0    172,944     309,149
John Hancock Limited Partner's share
   Of Distributable Cash from Sales,
   Financings or Repayments                     1,905,133    481,113     195,151
General Partner Share of Profits or
   Losses for tax purposes                        122,875    179,128     218,800
John Hancock Limited Partner's share
   of Profits or Losses for tax purposes        2,696,299    170,837     316,679

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

The General Partner believes that this indemnification applies to costs incurred in the class action complaint described in Item 3 of Part I of this Report. Accordingly, the Partnership indemnified the General Partner and its Affiliates for costs of $7,773, $31,787 and $82,749, relating to the class action complaint in the years ended December 31, 2000, 1999, and 1998, respectively.

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

(b) There were no reports on Form 8-K filed during the quarter ended December 31, 2000.

(c) Exhibits - See Item 14 (a) (3) of this Report.

(d) Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate section of this Report commencing on Page S-1.

----------
    +Filed herewith
    *Incorporated by reference

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of April, 2001.


                                         JOHN HANCOCK REALTY INCOME FUND-III
                                         LIMITED PARTNERSHIP


                                         By: John Hancock Realty Equities, Inc.
                                             General Partner


                                         By: /s/ Paul F. Hahesy
                                             -----------------------------------
                                             Paul F. Hahesy, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 2nd day of April 1, 2001.


      Signatures                                     Title
      ----------                                     -----


                                     President (Principal Executive Officer) and
/s/ Paul F. Hahesy                   Director of John Hancock Realty Equities,
-------------------------------      Inc. (General Partner of Registrant)
Paul F. Hahesy




                                     Treasurer (Chief Accounting Officer) of
/s/ Virginia H. Lomasney             John Hancock Realty Equities, Inc.
-------------------------------      (General Partner of Registrant)
Virginia H. Lomasney




/s/ Deborah H. McAneny               Director of John Hancock Realty Equities,
-------------------------------      Inc. (General Partner of Registrant)
Deborah H. McAneny




/s/ John M. Nagle                    Director of John Hancock Realty Equities,
-------------------------------      Inc. (General Partner of Registrant)
John M. Nagle

                           ANNUAL REPORT ON FORM 10-K



                  ITEM 8, ITEM 14 (a) (1) AND (2), (c) AND (d)



                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP



                              BOSTON, MASSACHUSETTS

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)



         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                        (ITEMS 8 AND 14 (A) (1) AND (2))

(1)      (a)      Financial Statements of the Registrant                                     Page
                                                                                             ----
                  Report of Independent Auditors                                             F-3
                  Balance Sheets at December 31, 2000 and 1999                               F-4
                  Statements of Operations for the Years Ended
                     December 31, 2000, 1999 and 1998                                        F-5
                  Statements of Partners' Equity for the Years Ended
                     December 31, 2000, 1999 and 1998                                        F-6
                  Statements of Cash Flows for the Years Ended
                     December 31, 2000, 1999 and 1998                                        F-7
                  Notes to Financial Statements                                              F-8

         (b)      Financial Statements of the Investee

                  Report of Independent Auditors                                             F-18
                  Statement of Changes in Net Assets in Liquidation for the Period Ended
                     December 13, 2000                                                       F-19
                  Notes to Financial Statements                                              F-20

                  Report of Independent Auditors                                             F-24
                  Balance Sheet at December 31, 1999                                         F-25
                  Statement of Operations for the Year Ended December 31, 1999               F-26
                  Statement of Partners' Equity for the Year Ended December 31, 1999         F-27
                  Statement of Cash Flows for the Year Ended December 31, 1999               F-28
                  Notes to Financial Statements                                              F-29

                  Report of Independent Auditors                                             F-34
                  Balance Sheet at December 31, 1998                                         F-35
                  Statement of Operations for the Year Ended December 31, 1998               F-36
                  Statement of Partners' Equity for the Year Ended December 31, 1998         F-37
                  Statement of Cash Flows for the Year Ended December 31, 1998               F-38
                  Notes to Financial Statements                                              F-39

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

                         Report of Independent Auditors


To the Partners
John Hancock Realty Income Fund-III Limited Partnership


We have audited the accompanying balance sheets of John Hancock Realty Income Fund-III Limited Partnership (the "Partnership") as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of QOCC-1 Associates (a limited partnership in which JH Quince Orchard Partners, a joint venture in which the Partnership has a 50% interest, has a 75% interest) have been audited by other auditors whose reports have been furnished to us; insofar as our opinion on the financial statements relates to data included for QOCC-1 Associates, it is based solely on their reports.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of John Hancock Realty Income Fund-III Limited Partnership at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                              ERNST & YOUNG LLP

Boston, Massachusetts
February 14, 2001

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                                 BALANCE SHEETS


                                                                      DECEMBER 31,
                                                                 2000              1999
                                                             ------------      ------------
                                     ASSETS
Cash and cash equivalents                                    $  6,436,528      $  2,899,090
Restricted cash                                                        --            88,844
Other assets                                                           --           110,669

Property held for sale                                                 --         6,924,617

Investment in property:
   Land                                                                --         6,355,135
   Building and improvements                                           --         9,717,459
                                                             ------------      ------------
                                                                       --        16,072,594
   Less: accumulated depreciation                                      --         2,967,494
                                                             ------------      ------------
                                                                       --        13,105,100

Investment in joint venture                                            --         6,760,170

Deferred expenses, net of accumulated
   amortization of $1,890,092 in 1999
                                                                       --           761,854
                                                             ------------      ------------
       Total assets                                          $  6,436,528      $ 30,650,344
                                                             ============      ============


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:

   Accounts payable and accrued expenses                     $     66,605      $    205,003
   Accounts payable to affiliates                                 125,765           168,288
                                                             ------------      ------------

       Total liabilities                                          192,370           373,291

Commitments and contingencies

Partners' equity/(deficit):

   General partners                                               (95,400)          (67,086)
   Limited partners                                             6,339,558        30,344,139
                                                             ------------      ------------

       Total partners' equity                                   6,244,158        30,277,053
                                                             ------------      ------------

       Total liabilities and partners' equity                $  6,436,528      $ 30,650,344
                                                             ============      ============

                        See Notes to Financial Statements

            JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS


                                                     YEARS ENDED DECEMBER 31,
                                                2000           1999           1998
                                             ----------     ----------     ----------
Income:

     Rental income                           $2,195,547     $2,903,127     $4,091,476
     Income from joint venture                  340,042        730,711        716,157
     Interest income                            296,792        236,610        150,593
     Gain on sale                             3,151,785      2,065,783        783,054
                                             ----------     ----------     ----------

       Total income                           5,984,166      5,936,231      5,741,280

Expenses:

     Depreciation                                80,540        619,260        779,967
     Amortization of deferred expenses          132,968        175,495        371,435
     Property operating expenses                854,403        529,586        308,655
     General and administrative expenses        280,577        240,800        507,234
                                             ----------     ----------     ----------

       Total expenses                         1,348,488      1,565,141      1,967,291
                                             ----------     ----------     ----------

       Net income                            $4,635,678     $4,371,090     $3,773,989
                                             ==========     ==========     ==========

Allocation of net income:

       General Partner                       $  119,304     $  178,284     $  206,582
       John Hancock Limited Partner           2,698,042        172,810        302,616
       Investors                              1,818,332      4,019,996      3,264,791
                                             ----------     ----------     ----------
                                             $4,635,678     $4,371,090     $3,773,989
                                             ==========     ==========     ==========

Net Income per Unit                          $     0.75     $     1.66     $     1.35
                                             ==========     ==========     ==========

                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                       GENERAL          LIMITED
                                                       PARTNER          PARTNERS            TOTAL
                                                    ------------      ------------      ------------
Partners' equity/(deficit) at January 1, 1998
   (2,415,234 Units outstanding)                    $    (52,449)     $ 39,304,074      $ 39,251,625

Less:      Cash distributions                           (192,201)       (3,651,827)       (3,844,028)

Add:       Net income                                    206,582         3,567,407         3,773,989
                                                    ------------      ------------      ------------

Partners' equity/(deficit) at December 31, 1998
   (2,415,234 Units outstanding)                         (38,068)       39,219,654        39,181,586

Less:      Cash distributions                           (207,302)      (13,068,321)      (13,275,623)

Add:       Net income                                    178,284         4,192,806         4,371,090
                                                    ------------      ------------      ------------

Partners' equity/(deficit) at December 31, 1999
   (2,415,234 Units outstanding)                         (67,086)       30,344,139        30,277,053

Less:      Cash distributions                           (147,618)      (28,520,955)      (28,668,573)

Add:       Net income                                    119,304         4,516,374         4,635,678
                                                    ------------      ------------      ------------

Partners' equity/(deficit) at December 31, 2000
   (2,415,234 Units outstanding)                    $    (95,400)     $  6,339,558      $  6,244,158
                                                    ============      ============      ============

                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                                                                            YEARS ENDED DECEMBER 31,
                                                                                    2000              1999             1998
                                                                               ------------      ------------      -----------
Operating activities:
     Net income                                                                $  4,635,678      $  4,371,090      $ 3,773,989

     Adjustments to reconcile net income to net cash provided by operating activities:
        Gain on sale of property                                                 (3,151,785)       (2,065,783)        (783,054)
        Depreciation                                                                 80,540           619,260          779,967
        Amortization of deferred expenses                                           132,968           175,495          371,435
        Cash distributions over equity
           in income from joint venture                                             482,702           276,359          312,769
                                                                               ------------      ------------      -----------
                                                                                  2,180,103         3,376,421        4,455,106

     Changes in operating assets and liabilities:
        (Increase)/decrease in restricted cash                                       88,844            (9,303)          30,515
        (Increase)/decrease in other assets                                         110,669           237,670          (60,381)
        (Decrease)/increase in accounts payable and
           accrued expenses                                                        (138,398)         (178,717)         171,591
        (Decrease)/increase in accounts payable
           to affiliates                                                            (42,523)          (64,142)         100,985
                                                                               ------------      ------------      -----------
              Net cash provided by operating activities                           2,198,695         3,361,929        4,697,816

Investing activities:
     Proceeds from sale of properties                                            24,307,671         7,026,439        2,645,995
     Distributions of sale proceeds from joint venture                            6,277,470                --               --
     Increase in deferred expenses and other assets                                (577,825)          (88,452)        (130,715)
                                                                               ------------      ------------      -----------
              Net cash provided by/(used) in investing activities                30,007,316         6,937,987        2,515,280

Financing activities:
     Cash distributed to Partners                                               (28,668,573)      (13,275,623)      (3,844,028)
                                                                               ------------      ------------      -----------
              Net cash used in financing activities                             (28,668,573)      (13,275,623)      (3,844,028)
                                                                               ------------      ------------      -----------

              Net (decrease)/increase in cash and
                 cash equivalents                                                 3,537,438        (2,975,707)       3,369,068

              Cash and cash equivalents at beginning
                 of year                                                          2,899,090         5,874,797        2,505,729
                                                                               ------------      ------------      -----------

              Cash and cash equivalents at end
                 of year                                                       $  6,436,528      $  2,899,090      $ 5,874,797
                                                                               ============      ============      ===========

                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

1.       ORGANIZATION OF PARTNERSHIP

         John Hancock Realty Income Fund-III Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on November 4, 1988. As of December 31, 2000, the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-III Assignor, Inc. (the "Assignor Limited Partner"); and 2,193 Unitholders (the "Investors"). The Assignor Limited Partner holds five Investor Limited Partnership Interests for its own account and 2,415,229 Assignee Units (the "Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,100, representing capital contributions of $1,000 from the General Partner, $1,000 from the John Hancock Limited Partner, and $100 from the Assignor Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Units at $20 per unit. During the offering period, which terminated on February 15, 1991, 2,415,229 Units were sold and the John Hancock Limited Partner made additional capital contributions of $3,863,366. There were no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

         The latest date on which the Partnership is due to terminate is December 31, 2019, unless it is sooner terminated in accordance with the terms of the Partnership Agreement. It is expected that, in the ordinary course of the Partnership's business, and as discussed in the following paragraph, the properties of the Partnership will be disposed of, and the Partnership terminated, before December 31, 2019.

         As initially stated in its Prospectus, it was expected that the Partnership would be dissolved upon the sale of its last remaining property, which at that time was expected to be within seven to ten years following the date such property was acquired by the Partnership. During 2000, the Partnership sold the last four properties remaining in its portfolio resulting in the termination of the operations of the Partnership. The Partnership will be dissolved, in accordance with the terms of the Partnership Agreement, as soon as reasonably practicable.

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

         The net income per Unit for the years ended December 31, 2000, 1999 and 1998 is calculated by dividing the Investors' share of net income by the number of Units outstanding during each year.

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

         Cash from a Sale or Financing of a Partnership Property, is first used to pay all debts and liabilities of the Partnership then due and then to fund any reserves for contingent liabilities. Cash from Sales or Financings is then distributed and paid in the following order of priority: first, to the Investors and the John Hancock Limited Partner, with the distribution made between the Investors and the John Hancock Limited Partner in proportion to their respective Capital Contributions, until the Investors and the John Hancock Limited Partner have received an amount equal to their Invested Capital; second, to the Investors until they have received, after giving effect to all previous distributions of Distributable Cash from Operations and any previous distributions of Cash from Sales or Financings after the return of their Invested Capital, the Cumulative Return on Investment (defined in the Partnership Agreement); third, to the John Hancock Limited Partner until it has received, after giving effect to all previous distributions of Distributable Cash from Operations and any previous distributions of Cash from Sales or Financings after the return of its Invested Capital, the Cumulative return on Investment; fourth, to the General Partner to pay any Subordinated Disposition Fees then payable pursuant to Section 6.4 (c) of the Partnership Agreement; and fifth, 99% to the Investors and the John Hancock Limited Partner and 1% to the General Partner, with the distribution made between the Investors and the John Hancock Limited Partner in proportion to their respective Capital Contributions.

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.       THE PARTNERSHIP AGREEMENT (CONTINUED)

         Cash from the sale of the last of the Properties is distributed in the same manner as Cash from Sales and Financings, except that before any other distribution is made to the Partners, each Partner shall first receive from such cash, an amount equal to the then positive balance, if any, in such Partner's Capital Account after crediting of charging to such account the profits or losses for tax purposes from such sale. To the extent, if any, that a Partner is entitled to receive a distribution of cash based upon a positive balance in its capital account prior to such distribution, such distribution will be credited against the amount of such cash that Partner would have been entitle to receive based upon the manner of distribution of Cash from Sales and Financings, as specified in the previous paragraph.

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

         Profits and Losses from Sales and Financings are generally allocated 99% to the Limited Partners and 1% to the General Partner.

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

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         Fees, commissions and other costs incurred or paid by the General Partner or its affiliates during the three years ended December 31, 2000, 1999 and 1998, and to which the General Partner or its affiliates are entitled to reimbursement from the Partnership were $152,876, $153,216 and $234,860, respectively.

         The Partnership provides indemnification to the General Partner and its affiliates for any acts or omissions of the General Partner good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described in Note 9. Accordingly, included in the Statements of Operations for the years ended December 31, 2000, 1999, and 1998 were $15,773, $31,787, and $82,745, respectively, representing the Partnership's share of costs incurred by the General Partner and its affiliates relating to the class action complaint. As of December 31, 2000, the Partnership has incurred a total of $217,871 as its share of the costs incurred by the General Partner and its affiliates resulting from this matter.

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

5.       INVESTMENT IN PROPERTY

         Investment in property at cost, less any write-downs, consists of managed, fully-operating, commercial real estate as follows:

                                                           December 31,
                                                       2000            1999
                                                   -----------     -----------
          Palms of Carrollwood Shopping Center     $        --     $10,930,578
          Business Center at Pureland                       --       5,142,016
                                                   -----------     -----------
                                                   $        --     $16,072,594
                                                   ===========     ===========

         During December 1999, the Yokohama Tire Warehouse was listed for sale. Accordingly, this property is classified as "Property Held for Sale" on the Balance Sheet at December 31, 1999 at its carrying value, which was not in excess of its estimated fair value, less selling costs. On November 6, 2000, the Partnership sold the Yokohama Tire Warehouse and received net proceeds of $9,085,227, resulting in a net gain of $2,160,610, representing the difference between the net sales price and the property's carrying value of $6,924,617.

         During the first quarter of 2000, the Palms of Carrollwood Shopping Center was listed for sale. On November 10, 2000, the Partnership sold the Palms of Carrollwood Shopping Center and received net sales proceeds of $11,730,094, after deduction for commissions and selling expenses. This transaction generated a non-recurring gain of $1,550,484, representing the difference between the net sales price and the property's carrying value of $10,180,457.

         During the first quarter of 2000, the Pureland Business Center was listed for sale. On December 20, 2000, the Partnership sold the Pureland Business Center and received net sales proceeds of $3,491,502, after deductions for commissions and selling expenses. This transaction generated a non-recurring loss of $559,310, representing the difference between the net sales price and the property's carrying value of $4,050,812.

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

         The Partnership leased its properties to non-affiliated tenants primarily under long-term operating leases.

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

         Net cash flow from QOCC-1 Associates is distributed in the following order of priority: (i) to the payment of all debts and liabilities of QOCC-1 Associates and to fund reserves deemed reasonably necessary;
         ii), to the partners in proportion to their respective invested capital until each has received a 9% return on invested capital and iii) the balance, if any, to the partners in proportion to their interests. Prior to 1996, QOCC-1 Associates had not provided the partners with a return in excess of 9% on their invested capital. During 1999, 1998, 1997 and 1996, the partners received a return on invested capital of approximately 12%.

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

         On September 29, 2000, QOCC-1 Associated sold the Quince Orchard Corporate Center to a non-affiliated buyer for a total net sale price of $12,554,940 after deductions for commissions and selling expenses incurred in connection with the sale of the property. Fifty percent of the net proceeds of the sale, or $6,277,470, was distributed to the Partnership and fifty percent was distributed to Income Fund-II. QOCC-1 Associates was subsequently liquidated in December 2000.

         Summarized financial information for QOCC-1 Associates is as follows:

                                                     Financial Position at
                                                          December 31,
                                                              1999
                                                     ---------------------
                Current assets                            $   551,822
                Deferred expenses, net                      1,181,080
                Other assets                                1,030,291
                Investment in property, net                11,216,608
                                                          -----------
                    Total assets                          $13,979,801
                                                          ===========

                Current liabilities                       $   317,737
                Partners' equity                           13,662,064
                                                          -----------
                    Total liabilities and equity          $13,979,801
                                                          ===========

                                             Results of Operations
                                Period Ended               Years Ended
                                December 13,               December 31,
                                    1999              1999              1998
                                ------------       ----------        ----------
           Total income          $1,821,786        $2,791,306        $2,788,939
           Total expenses         1,186,096         1,178,230         1,198,608
                                 ----------        ----------        ----------
               Net income        $  635,690        $1,613,076        $1,590,331
                                 ==========        ==========        ==========

         The Affiliated Joint Venture's share of QOCC-1 Associates' partners' equity was $13,456,393 at December 31, 1999. The Affiliated Joint Venture's share of QOCC-1 Associates' net income was $758,337, $1,461,422 and $1,432,312 for the years ended December 31, 2000, 1999 and 1998, respectively. As noted above, the Partnership has a 50% interest in the Affiliated Joint Venture.

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.       DEFERRED EXPENSES

         Deferred expenses consist of the following:

                                                       Unamortized Balance at
                                                           December 31,
    Description                                        2000             1999
    -----------                                     ----------        --------
    $152,880 of acquisition fees for
    investment in the Affiliated Joint
    Venture.  This amount
    is amortized over a period
    of 31.5 years                                   $       --        $ 99,696

    $1,049,417 of tenant improvements.  These
    amounts are amortized over the terms
    of the leases to which they relate                      --         476,432

    $376,029 of lease commissions.  These
    amounts are amortized over the terms
    of the leases to which they relate                      --         185,726

    $1,073,620 of acquisition fees paid to the
    General Partner.  This amount
    was amortized over a period of
    eighty-four months                                      --              --
                                                    ----------        --------
                                                    $       --        $761,854
                                                    ==========        ========

8.      FEDERAL INCOME TAXES

         A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                            Years Ended December 31,
                                                     2000             1999             1998
                                                 -----------      -----------      -----------
Net income per Statements of Operations          $ 4,635,678      $ 4,371,090      $ 3,773,989

Add/(less):      Excess of tax gain
                    Over book gain on             (2,838,052)         117,654               --
                    Disposition of assets
                 Excess of book depreciation
                    over tax depreciation (tax
                    depreciation over book
                    depreciation)                   (409,756)          32,628           91,319
                 Excess of book amortization
                    over tax amortization             51,935          126,712          187,342
                 Other income                        711,941          (62,124)         (56,079)
                 Other expenses                           --           23,600          199,840
                                                 -----------      -----------      -----------


Net income for federal income tax purposes       $ 2,151,746      $ 4,609,560      $ 4,196,411
                                                 ===========      ===========      ===========

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

         The Partnership has incurred an aggregate of approximately $544,678 in legal expenses in connection with this matter. Of this amount, approximately $326,807 relates to the Partnership's own defense and approximately $217,871 relates to indemnification of the General Partner and its affiliates for their defense. These expenses are funded from the operations of the Partnership.

10.      SUBSEQUENT EVENTS

         On February 14, 2001, the Partnership made a cash distribution from Distributable Cash from Sales in the amount of $3,520,438. The amount was distributed in accordance with the Partnership Agreement and allocated as follows:

                                                Distributable Cash
                                                   From Sales
                                                   ----------
               Investors                           $3,381,321
               John Hancock Limited Partner        $  139,117
               General Partner                             --
                                                   ----------

               Total                               $3,520,438
                                                   ==========

                            FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITORS' REPORT

                                QOCC-1 ASSOCIATES

                                DECEMBER 13, 2000

                                QOCC-1 Associates

                                TABLE OF CONTENTS


                                                                           PAGE


INDEPENDENT AUDITORS' REPORT                                               F-18


FINANCIAL STATEMENT


         STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION                 F-19


         NOTES TO FINANCIAL STATEMENT                                      F-20

                          INDEPENDENT AUDITORS' REPORT


To the Partners
QOCC-1 Associates

         We have audited the statement of changes in net assets in liquidation of QOCC-1 Associates for the period January 1, 2000 through December 13, 2000. This financial statement is the responsibility of the partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         As described in note A to the financial statement, the partnership sold the property on September 30, 2000. As a result, the partnership's financial statement is presented on the liquidation basis of accounting.

         In our opinion, the financial statement referred to above presents fairly, in all material respects, the changes in net assets in liquidation for the period January 1, 2000 through December 13, 2000, in conformity with generally accepted accounting principles.


                                          Reznick, Fedder & Silverman

Bethesda, Maryland
December 14, 2000

                                QOCC-1 Associates

                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

                         Period ended December 13, 2000


Increase in net assets in liquidation
Rental income - base                                             $   1,345,899
Rental income - reimbursements                                          55,583
Interest income                                                         40,918
Other income                                                           234,037
Gain on sale of property                                               145,349
                                                                 -------------
Total revenue                                                        1,821,786

Decrease in net assets in liquidation
Accounting and legal                               $   193,506
Bank fees                                                2,780
Commissions                                             43,163
Depreciation and amortization                          442,457
Insurance                                                9,059
Management fees                                         45,249
Personnel services                                      44,173
Repairs and maintenance                                 78,994
Supplies                                                 2,323
Taxes                                                  293,784
Utilities                                               30,608
Partners' distribution                              14,297,754
                                                   -----------

Total expenses                                                      15,483,850
                                                                 -------------
DECREASE IN NET ASSETS IN LIQUIDATION                              (13,662,064)

Net assets in liquidation, beginning                                13,662,064
                                                                 -------------
Net assets in liquidation, ending                                $          --
                                                                 =============

                                QOCC-1 Associates

                          NOTES TO FINANCIAL STATEMENTS

                                December 13, 2000


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                  ORGANIZATION

The partnership was organized on December 27, 1988, as a general partnership under the laws of the State of Maryland for the purpose of operating an office building with approximately 101,114 net rentable square feet in Gaithersburg, Maryland. The building was acquired in December 1988. The partnership conducted its rental operations under a lease agreement with one tenant.

                  LIQUIDATION BASIS

On September 30, 2000, the partnership sold its net assets which included the office building to an unrelated third party. Prior to the sale, the partnership recorded its results of operations in conformity with generally accepted accounting principles. The partnership sold the property for a sales price of $12,900,000. The transaction resulted in a net gain of $145,349.

    Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in net assets in liquidation during the reporting period. Actual results could have differed from those estimates.

Specifically, management reviewed the carrying value of rental property using estimated future cash flows, including estimates from disposition, whenever an event or change in circumstance might have indicated that the asset value may not be recoverable. Because of the inherent uncertainties in estimating future cash flows, it was at least reasonably possible that the estimates used would have changed within the near term.

                                QOCC-1 Associates

                          NOTES TO FINANCIAL STATEMENTS

                                December 13, 2000


         NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Rental Income

Rental income was recognized using the straight-line method over the term of the lease, which included the rent concession period. The amount applicable to the rent concession was recorded as a deferred asset against which future collections were applied. Rental payments received in advance were deferred until earned. The lease between the partnership and the tenant of the property was an operating lease.

Income Taxes

No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

NOTE B - RELATED PARTY TRANSACTION

During the reporting period, the partnership incurred charges of approximately $91,113 for management fees, personnel services and supplies provided by affiliates of one of the partners.

                            FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITORS' REPORT

                                QOCC-1 ASSOCIATES

                                DECEMBER 31, 1999

                                QOOC-1 Associates

                                TABLE OF CONTENTS


                                                                          PAGE


INDEPENDENT AUDITORS' REPORT                                              F-24


FINANCIAL STATEMENTS


         BALANCE SHEET                                                    F-25


         STATEMENT OF INCOME                                              F-26


         STATEMENT OF PARTNERS' EQUITY                                    F-27


         STATEMENT OF CASH FLOWS                                          F-28


         NOTES TO FINANCIAL STATEMENTS                                    F-29

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


                                          Reznick, Fedder & Silverman

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
                                                                  -----------
                                                                  $13,979,801
                                                                  ===========

                                QOCC-1 Associates

                               STATEMENT OF INCOME

                          Year ended December 31, 1999


      Revenue
      Rental income - base                                   $  2,691,797
      Rental income - reimbursements                               77,381
      Interest income                                              22,128
                                                             ------------
      Total revenue                                             2,791,306

      Expenses
      Accounting and legal                     $   11,270
      Advertising                                   1,381
      Bank fees                                     2,187
      Commissions                                  86,320
      Depreciation and amortization               592,397
      Dues                                          1,239
      Insurance                                     6,603
      Management fees                              54,308
      Personnel services                           63,200
      Repairs and maintenance                     142,770
      Supplies                                      2,236
      Taxes                                       212,735
      Travel                                           22
      Utilities                                     1,562
                                               ----------
      Total expenses                                            1,178,230
                                                             ------------
      NET INCOME                                             $  1,613,076
                                                             ============

                                QOCC-1 Associates

                          STATEMENT OF PARTNERS' EQUITY

                          Year ended December 31, 1999

                                Equity at                                                   Equity at
                                January 1,            Net                                  December 31,
                                  1999              income            Distributions           1999
                               -----------        -----------         -------------        ------------
JH Quince Orchard Partners     $14,009,111        $ 1,461,422         $ (2,014,140)        $13,456,393

Quad Properties, Inc.              242,895            151,654             (188,878)            205,671
                               -----------        -----------         ------------         -----------

                               $14,252,006        $ 1,613,076         $ (2,203,018)        $13,662,064
                               ===========        ===========         ============         ===========

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

                                DECEMBER 31, 1998

                                QOCC-1 ASSOCIATES

                                TABLE OF CONTENTS

                                                                          PAGE


INDEPENDENT AUDITORS' REPORT                                              F-34


FINANCIAL STATEMENTS


         BALANCE SHEET                                                    F-35


         STATEMENT OF INCOME                                              F-36


         STATEMENT OF PARTNERS' EQUITY                                    F-37


         STATEMENT OF CASH FLOWS                                          F-38


         NOTES TO FINANCIAL STATEMENTS                                    F-39

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

                                          Reznick, Fedder & Silverman

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

                                                                        3,145,970

                                                                      $14,736,309
                                                                      -----------

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

                                                                      $14,736,309
                                                                      -----------

                        See notes to financial statements

                                QOCC-1 Associates
                               STATEMENT OF INCOME
                          Year ended December 31, 1998

       Revenue
           Rental income-base                                $ 2,691,797
           Rental income-reimbursements                           83,409
           Interest income                                        13,733
                                                             -----------
                  Total revenue                                2,788,939

       Expenses
           Accounting                             $   8,565
           Miscellaneous                              1,537
           Commissions                               86,320
           Depreciation and amortization            592,307
           Insurance                                  5,749
           Management fees                           52,983
           Personnel services                        66,152
           Repairs and maintenance                  173,209
           Supplies                                   2,836
           Taxes                                    205,711
           Utilities                                  3,239
                                                  ---------
                  Total expenses                               1,198,608
                                                             -----------
                  NET INCOME                                 $ 1,590,331
                                                             ===========

                        See notes to financial statements

                                QOCC-1 Associates

                          STATEMENT OF PARTNERS' EQUITY

                          Year ended December 31, 1998

                                   Equity at                                                   Equity at
                                    January              Net                                   December
                                    1, 1998            Income            Distributions         31, 1998
                                  -----------        -----------         -------------        -----------
JH Quince Orchard Partners        $14,634,651        $ 1,432,312         $ (2,057,852)        $14,009,111

Quad Properties, Inc.                 288,324            158,019             (203,448)            242,895
                                  -----------        -----------         ------------         -----------

                                  $14,922,975        $ 1,590,331         $ (2,261,300)        $14,252,006
                                  ===========        ===========         ============         ===========

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

           Year ending December 31,
           ------------------------
                    1999                 $  2,791,436
                    2000                    2,861,222
                    2001                    2,932,752
                    2002                    3,006,071
                    2003                    3,081,223
                 Thereafter                   515,633

                                         $ 15,188,337

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

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                                  SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                          YEAR ENDED DECEMBER 31, 2000

                                                          Costs
                                                       Capitalized
                            Initial Costs to          Subsequent to                          Gross Amount
                              Partnership              Acquisition                At Which Carried at Close of Period
                              -----------              -----------                -----------------------------------

                                 Buildings and                   Write-down of          Buildings and
Description  Encumbrances  Land  Improvements   Improvements  Carrying Value (1)  Land  Improvements   Total (2) + (3)
-----------  ------------  ----  -------------  ------------  ------------------  ----  -------------  ---------------




                                                        Life on Which
                                                        Depreciation
                                                          in Latest
                                                          Statement
                Accumulated       Date of       Date    of Operations
Description   Depreciation (3)  Construction  Acquired  is Computed
-----------   ----------------  ------------  --------  -------------


There are no real estate investments owned as of December 31, 2000.


(1) Reconciliation of Real Estate and Accumulated Depreciation:

                                                                Years Ended December 31,
                                                        2000             1999             1998
                                                    ------------     ------------     ------------
Investment in Real Estate

Balance at beginning of year                        $ 25,424,815     $ 31,264,271     $ 33,353,075
         Other acquisitions                                   --               --               --
         Dispositions                                (25,424,815)      (5,839,456)      (2,088,804)
                                                    ------------     ------------     ------------
Balance at end of year                              $          0     $ 25,424,815     $ 31,264,271
                                                    ============     ============     ============

Accumulated Depreciation

Balance at beginning of year                        $  5,395,099     $  5,923,497     $  5,478,701
         Additions charged to costs and expenses          80,540          619,261          779,967
         Dispositions                                 (5,475,639)      (1,147,659)        (335,171)
                                                    ------------     ------------     ------------
Balance at end of year                              $          0     $  5,395,099     $  5,923,497
                                                    ============     ============     ============