Form 10-Q
period 2001-03-31
HANCOCK JOHN REALTY INCOME FUND III LIMITED PARTNERSHIP
filed 2001-05-15
CIK 842741

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                              March 31, 2001

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

                                      INDEX

PART I:       FINANCIAL INFORMATION                                             PAGE
              Item 1-        Financial Statements:

                             Balance Sheets at March 31, 2001 and
                             December 31, 2000                                    3

                             Statements of Operations for the Three
                             Months Ended March 31, 2001 and 2000                 4

                             Statements of Partners' Equity for the
                             Three Months Ended March 31, 2001 and
                             for the Year Ended December 31, 2000                 5

                             Statements of Cash Flows for the Three
                             Months Ended March 31, 2001 and 2000                 6

                             Notes to Financial Statements                     7-13

              Item 2         Management's Discussion and Analysis of
                             Financial Condition and Results of Operations    14-16

PART II: OTHER INFORMATION                                                       17

            JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)

                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                                        MARCH 31,      DECEMBER 31,
                                                                                          2001             2000
                                                                                       -----------      -----------
Cash and cash equivalents                                                               $2,907,432       $6,436,528
                                                                                       -----------      -----------


         Total assets                                                                   $2,907,432       $6,436,528
                                                                                       ===========      ===========


                                   LIABILITIES AND PARTNERS' EQUITY

Liabilities:
     Accounts payable and accrued expenses                                                 $46,568          $66,605
     Accounts payable to affiliates                                                        132,928          125,765
                                                                                       -----------      -----------

         Total liabilities                                                                 179,496          192,370

Partners' equity/(deficit):
     General partner's                                                                     (95,189)         (95,400)
     Limited partners'                                                                   2,823,125        6,339,558
                                                                                       -----------      -----------

         Total partners' equity                                                          2,727,936        6,244,158
                                                                                       -----------      -----------

         Total liabilities and partners' equity                                         $2,907,432       $6,436,528
                                                                                       ===========      ===========

                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED
                                                       MARCH 31,
                                                 2001           2000
                                                 ----           ----
Income:
     Rental income                                $747       $613,349
     Income from joint venture                      --        223,813
     Interest income                            65,659         39,617
                                             ---------      ---------
          Total income                          66,406        876,779

Expenses:

     General and administrative expenses        64,559         54,458
     Depreciation                                   --         80,540
     Amortization of deferred expenses              --         31,659
     Property operating expenses                (2,369)        72,946
                                             ---------      ---------

         Total expenses                         62,190        239,603
                                             ---------      ---------

         Net income                             $4,216       $637,176
                                             =========      =========

Allocation of net income:

     General Partner                              $211        $39,595
     John Hancock Limited Partner                   --             --
     Investors                                   4,005        597,581
                                             ---------      ---------
                                                $4,216       $637,176
                                             =========      =========

Net Income per Unit                              $0.00          $0.25
                                             =========      =========

                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)


                         STATEMENTS OF PARTNERS' EQUITY
                                   (UNAUDITED)

                      THREE MONTHS ENDED MARCH 31, 2001 AND
                          YEAR ENDED DECEMBER 31, 2000

                                                        GENERAL          LIMITED
                                                        PARTNER          PARTNERS           TOTAL
                                                    ------------      ------------      ------------
Partners' equity/(deficit) at January 1, 2000
     (2,415,234 Units outstanding)                      ($67,086)      $30,344,139       $30,277,053

Less: Cash distributions                                (147,618)      (28,520,955)      (28,668,573)

Add: Net income                                          119,304         4,516,374         4,635,678
                                                    ------------      ------------      ------------

Partners' equity/(deficit) at December 31, 2000
     (2,415,234 Units outstanding)                       (95,400)        6,339,558         6,244,158

Less: Cash distributions                                      --        (3,520,438)       (3,520,438)

Add:  Net income                                             211             4,005             4,216
                                                    ------------      ------------      ------------

Partners' equity/(deficit) at March 31, 2001
     (2,415,234 Units outstanding)                      ($95,189)       $2,823,125        $2,727,936
                                                    ============      ============      ============

                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)


                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                  2001             2000
                                                                               -----------      -----------
Operating activities:
     Net income                                                                     $4,216         $637,176

     Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                                   --           80,540
         Amortization of deferred expenses                                              --           31,659
         Cash distributions over (under) equity
              in income from joint venture                                              --         (148,513)
                                                                               -----------      -----------
                                                                                     4,216          600,862

     Changes in operating assets and liabilities:
         (Increase)/decrease in other assets                                            --           (3,893)
         Increase/(decrease) in accounts payable and
           accrued expenses                                                        (20,037)          31,495
         Increase (decrease) in accounts payable to affiliates                       7,163          (50,181)
                                                                               -----------      -----------
              Net cash provided by (used in) operating activities                   (8,658)         578,283

Investing activities:
       Increase in deferred expenses                                                    --           (3,500)
                                                                               -----------      -----------
              Net cash provided by (used in) investing activities                       --           (3,500)

Financing activities:
     Cash distributed to Partners                                               (3,520,438)        (737,442)
                                                                               -----------      -----------
              Net cash used in financing activities                             (3,520,438)        (737,442)
                                                                               -----------      -----------

              Net decrease in cash and cash equivalents                         (3,529,096)        (162,659)

              Cash and cash equivalents at beginning
                of year                                                          6,436,528        2,899,090
                                                                               -----------      -----------

              Cash and cash equivalents at end
                of period                                                       $2,907,432       $2,736,431
                                                                               ===========      ===========

                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ORGANIZATION OF PARTNERSHIP

         John Hancock Realty Income Fund-III Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on November 4, 1988. As of March 31, 2001, the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-III Assignor, Inc. (the "Assignor Limited Partner"); and 2,193 Unitholders (the "Investors"). The Assignor Limited Partner holds five Investor Limited Partnership Interests for its own account and 2,415,229 Assignee Units (the "Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,100, representing capital contributions of $1,000 from the General Partner, $1,000 from the John Hancock Limited Partner, and $100 from the Assignor Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Units at $20 per unit. During the offering period, which terminated on February 15, 1991, 2,415,229 Units were sold and the John Hancock Limited Partner made additional capital contributions of $3,863,366. There were no changes in the number of Units outstanding subsequent to the termination of the offering period.

         The Partnership was engaged solely in the business of acquiring, holding for investment and disposing of existing income-producing retail, industrial and office properties on an all-cash basis, free and clear of mortgage indebtedness. Although the Partnership's properties were acquired and are held free and clear of mortgage indebtedness, the Partnership may incur mortgage indebtedness under certain circumstances as specified in the Partnership Agreement.

         The latest date on which the Partnership is due to terminate is December 31, 2019, unless it is sooner terminated in accordance with the terms of the Partnership Agreement. It is expected that, in the ordinary course of the Partnership's business and as discussed in the following paragraph, the properties of the Partnership will be disposed of, and the Partnership terminated, before December 31, 2019.

         As initially stated in its Prospectus, it was expected that the Partnership would be dissolved upon the sale of its last remaining property, which at that time was expected to be within seven to ten years following the date such property was acquired by the Partnership. During 2000, the Partnership sold the last four properties it its portfolio, one of which was held in a joint venture, resulting in the termination of the operations of the Partnership. The Partnership will be dissolved, in accordance with the terms of the Partnership Agreement, as soon as reasonable practicable.

2.       SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 or further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000.

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

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

         The net income per Unit for the three months ended March 31, 2001 and 2000 is calculated by dividing the Investors' share of net income by the number of Units outstanding at the end of such periods.

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

4.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         Fees, commissions and other costs incurred or paid by the General Partner or its Affiliates during the three months ended March 31, 2001 and 2000, and to which the General Partner or its Affiliates are entitled to reimbursement from the Partnership were $20,497 and $26,350, respectively.

         The Partnership provides indemnification to the General Partner and its Affiliates for any acts or omissions of the General Partner or such Affiliate in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described in Note 8. There were no costs included in the Statement of Operations for the three months ended March 31, 2001 and 2000, respectively, representing the Partnership's share of costs incurred by the General Partner and its Affiliates relating to the class action complaint. Through March 31, 2001, the Partnership has accrued a total of $217,871 as its share of the costs incurred by the General Partner and its Affiliates resulting from this matter.

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

         The General Partner serves in a similar capacity for one other affiliated real estate limited partnerships.

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

5.       PROPERTY HELD FOR SALE

         During the first quarter of 2000, the Pureland Business Center and the Palms of Carrollwood Shopping Center were listed for sale and during December 1999, the Yokohama Tire Warehouse was listed for sale. Accordingly, these properties were classified as "Property Held for Sale" on the Balance Sheet starting at that time at their carrying values, which were not in excess of their estimated fair values, less selling costs.

         On November 6, 2000, the Partnership sold the Yokohama Tire Warehouse and received net sales proceeds of $9,085,227, after deduction for commissions and selling expenses. This transaction generated a non-recurring gain of $2,160,610, representing the difference between the net sales price and the property's carrying value of $6,924,617.

         On November 10, 2000, the Partnership sold the Palms of Carrollwood Shopping Center and received net sales proceeds of $11,730,094, after deduction for commissions and selling expenses. This transaction generated a non-recurring gain of $1,550,484, representing the difference between the net sales price and the property's carrying value of $10,179,610.

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

         Pursuant to the partnership agreement of the Affiliated Joint Venture, the Partnership had the option, exercisable prior to December 31, 1990, to increase its investment and interest in the Affiliated Joint Venture to 50%. During the second quarter of 1989, the Partnership exercised such option and Income Fund-II transferred a 49.5% interest in the Affiliated Joint Venture to the Partnership for cash in the aggregate amount of $7,325,672. The Partnership held a 50% interest in the Affiliated Joint Venture since the second quarter of 1989.

         On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership which owned and operated the Quince Orchard Corporate Center, a three-story office building and related land and improvements located in Gaithersburg, Maryland. The partnership agreement of QOCC-1 Associates provided that the Affiliated Joint Venture contribute 95% of any required additional capital contributions. Of the cumulative total invested capital in QOCC-1 Associates since 1988, 97.55% was contributed by the Affiliated Joint Venture. The Affiliated Joint Venture held a 75% interest in QOCC-1 Associates.

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

6.       INVESTMENT IN JOINT VENTURE (CONTINUED)

         Net cash flow from QOCC-1 Associates was distributed in the following order of priority: (i) to the payment of all debts and liabilities of QOCC-1 Associates and to fund reserves deemed reasonably necessary;
         ii), to the partners in proportion to their respective invested capital until each has received a 9% return on invested capital and iii) the balance, if any, to the partners in proportion to their interests. Prior to 1996, QOCC-1 Associates had not provided the partners with a return in excess of 9% on their invested capital. During 1999, 1998, 1997 and 1996, the partners received returns on invested capital of approximately 12%.

         Income and gains of QOCC-1 Associates, other than the gains allocated arising from a sale other similar event with respect to the Quince Orchard Corporate Center, were allocated in the following order of priority: i) to the partners who are entitled to receive a distribution of net cash flow, pro rata in the same order and amounts as such distributions were made and ii) the balance, if any, to the partners, pro rata in accordance with their interests.

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

7.      FEDERAL INCOME TAXES

         A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                                   2001          2000
                                                                                              ---------     ---------
              Net income per Statements of Operations                                            $4,216      $641,736

              Add/(less): Excess of tax depreciation                                                 --      (133,815)
                                  over book depreciation
                               Excess of book amortization
                                  over tax amortization                                              --         2,516
                               Other income                                                          --            --
                                                                                              ---------     ---------

              Net income for federal income tax purposes                                         $4,216      $510,437
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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Partnership had $2,907,432 in cash and cash equivalents.

The Partnership has a working capital reserve with a current balance of approximately $2,700,000. The General Partner anticipates that such amount will be sufficient to satisfy the Partnership's general liquidity requirements as the Partnership's business is wound down. The Partnership's liquidity would, however, be materially adversely affected if there were significant unanticipated operating and liquidation costs (including but not limited to litigation expenses). If any or all of these events were to occur, to the extent that the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans or short-term loans from the General Partner or its affiliates.

Cash in the amount of $3,520,438, generated from the Partnership's Distributable Cash from Sales, Financings or Repayments (as defined in the Partnership Agreement), was distributed to the Limited Partners during the three months ended March 31, 2001. This amount was distributed in accordance with the Partnership Agreement and was allocated as follows:

                                                   Distributable Cash
                                                       From Sales
                                                      -----------
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
                                                       ==========

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

Net income for the period ended March 31, 2001 was $4,216, as compared to net income of $637,176 for the same period in 2000, representing a decrease of $632,960, or 99%, as compared to the prior year. This decrease was primarily due to the sales during 2000 of the Yokohama Tire Warehouse, the Palms of Carrollwood Shopping Center, the Business Center at Pureland and the Partnership's joint venture interest in the Quince Orchard Corporate Center.

Average occupancy for the Partnership's investments was as follows:


                                                                            Three Months Ended
                                                                                  March 31,
                                                                             2001           2000
                                                                             ----           ----
              Palms of Carrollwood Shopping Center                            N/A             87%
              Quince Orchard Corporate Center (Affiliated Joint Venture)      N/A            100%
              Yokohama Tire Warehouse                                         N/A            100%
              Business Center at Pureland                                     N/A             50%

Rental income for the period ended March 31, 2001 decreased by $612,602, or 100%, as compared to the same period during 2000 primarily due to the sales of the Yokohama Tire Warehouse, the Palms of Carrollwood Shopping Center and the Business Center at Pureland during the fourth quarter of 2000.

Income from joint venture for the period ended March 31, 2001 decreased by $223,813, or 100%, as compared to the same period during 2000 primarily due to the sale of the Partnership's joint venture interest in Quince Orchard Corporate Center in September 2000.

Property operating expenses for the period ended March 31, 2001 decreased by $75,315, or 100%, as compared to the same period during 2000. This decrease is primarily due to the sales of the Yokohama Tire Warehouse, the Palms of Carrollwood Shopping Center and the Business Center at Pureland during the fourth quarter of 2000.

Depreciation expense for the period ended March 31, 2001 decreased by $80,540, or 100%, as compared to the same period during 2000 primarily due to the reclassification of the Palms of Carrollwood and Business Center at Pureland properties as "Property held for sale" during the first quarter of 2000. Accordingly, no depreciation has been recorded on these properties since the time that they were listed for sale.

Amortization expense for the period ended March 31, 2001 decreased by $31,639, or 100%, as compared to the same period during 2000 primarily due to the reclassification of the Palms of Carrollwood and Business Center at Pureland properties as "Property held for sale" during the first quarter of 2000. Accordingly, no amortization expense has been recorded since the time that they were listed for sale.

General and administrative expenses for the period ended March 31, 2001 increased by $10,101, or 18%, primarily due to payment in the current period of final legal expenses in connection with the class action complaint (see Part II, Item 1 of this Report).

The General Partner believes that inflation has had no significant impact on the Partnership's income from operations during the three months ended March 31, 2001, and the General Partner anticipates that it will not have a significant impact during the remainder of 2001.

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


CASH FLOW

The following table provides the calculations of Cash from Operations and Distributable Cash from Operations, which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                   Three Months Ended
                                                       March 31,
                                                 2001           2000
                                               ---------      ---------
Net cash provided by (used in) operating
    activities (a)                               ($8,658)      $578,283
Net change in operating assets
    and liabilities (a)                           12,874         22,579
                                               ---------      ---------
Net cash provided by operations (a)                4,216        600,862
Increase in working capital reserves              (4,216)            --
                                               ---------      ---------
Cash from operations (b)                              --        600,862
Decrease in working capital reserves                  --        136,419
                                               ---------      ---------
Distributable cash from operations (b)         $      --       $737,281
                                               =========      =========

Allocation to General Partner                  $      --        $36,864
Allocation to John Hancock Limited Partner            --             --
Allocation to Investors                               --        700,417
                                               ---------      ---------
                                               $      --       $737,281
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

During February 2001, the Partnership made a cash distribution in the amount of $3,520,438 to the John Hancock Limited Partner and the Investors that was generated from Distributable Cash from Sales, Financings or Repayments. This amount was distributed in accordance with the Partnership Agreement and was allocated as follows:

                                                   Distributable Cash
                                                       From Sales
                                                       ----------
      Investors                                        $3,381,321
      John Hancock Limited Partner                        139,117
      General Partner                                           -
                                                       ----------
                  Total                                $3,520,438
                                                       ==========

The amount of future cash distributions is dependent upon the need to draw down working capital reserves. As of the date of this report, all of the properties in the Partnership have been sold. In order to adequately provide for all future contingencies, the General Partner has determined (as permitted by the Partnership Agreement) to retain rather than distribute to the Limited Partners, net cash provided by the Partnership's normal operations in order to fund cash reserves for contingencies. Accordingly, no cash distributions with respect to Distributable Cash from Operations will be made to the Limited Partners. At such time as all liabilities with respect to the Partnership are resolved, the General Partner will make a final distribution of net assets to the Limited Partners, in accordance with the terms of the Partnership Agreement. No assurances can be given as to whether any distribution can be made after all liabilities of the Partnership are resolved. Such final distribution, if any, will result in the liquidation and termination of the Partnership.

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


ITEM 2.  CHANGES IN SECURITIES

         There were no changes in securities during the first quarter of 2001.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         There were no defaults upon senior securities during the first quarter of 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders of the Partnership during the first quarter of 2001.

ITEM 5.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  There are no exhibits to this report.


         (b) There were no reports on Form 8-K filed during the first quarter of 2001.

            JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of May, 2001.


                           John Hancock Realty Income Fund-III
                           Limited Partnership


                           By:      John Hancock Realty Equities, Inc.,
                                    General Partner



                                    By: /s/ Paul F. Hahesy
                                      -------------------------------------
                                      Paul F. Hahesy, President



                                    By: /s/ Virginia H. Lomasney
                                       -------------------------------------
                                       Virginia H. Lomasney, Treasurer
                                       (Chief Accounting Officer)