Form 10-Q
period 2001-06-30
HANCOCK JOHN REALTY INCOME FUND III LIMITED PARTNERSHIP
filed 2001-08-14
CIK 842741

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED     JUNE 30, 2001
                               -------------------------

                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM     N/A
                              -----------------

COMMISSION FILE NUMBER        0-18563
                      ----------------------------

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

                 Yes  X      No
                    ----       -----

                                      INDEX

PART I:   FINANCIAL INFORMATION                                          PAGE

          Item 1 - Financial Statements:

                   Balance Sheets at June 30, 2001 and
                   December 31, 2000                                         3

                   Statements of Operations for the Three and Six
                   Months Ended June 30, 2001 and 2000                       4

                   Statements of Partners' Equity for the
                   Six Months Ended June 30, 2001 and
                   for the Year Ended December 31, 2000                      5

                   Statements of Cash Flows for the Six
                   Months Ended June 30, 2001 and 2000                       6

                   Notes to Financial Statements                           7-9

          Item 2 - Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         10-12

PART II:  OTHER INFORMATION                                                 13

            JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)

                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                     JUNE 30,      DECEMBER 31,
                                                       2001           2000
                                                    ----------     -----------

Cash and cash equivalents                           $2,844,558     $6,436,528
                                                    ----------     ----------

         Total assets                               $2,844,558     $6,436,528
                                                    ==========     ==========

                         LIABILITIES AND PARTNERS' EQUITY

Liabilities:
     Accounts payable and accrued expenses          $   40,957     $   66,605
     Accounts payable to affiliates                     92,823        125,765
                                                    ----------     ----------

         Total liabilities                             133,780        192,370

Partners' equity/(deficit):
     General partner's                                 (95,529)       (95,400)
     Limited partners'                               2,806,307      6,339,558
                                                    ----------     ----------

         Total partners' equity                      2,710,778      6,244,158
                                                    ----------     ----------

         Total liabilities and partners' equity     $2,844,558     $6,436,528
                                                    ==========     ==========


                        See Notes to Financial Statements

            JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                      JUNE 30,                      JUNE 30,
                                                2001           2000           2001             2000
                                             ---------      ---------      -----------      ----------

Income:

     Rental income                           $      21      $ 617,271      $       768      $1,230,620
     Income from joint venture                      --        259,373               --         483,186
     Interest income                            30,461         42,215           96,120          81,832
                                             ---------      ---------      -----------      ----------

         Total income                           30,482        918,859           96,888       1,795,638

Expenses:

     Depreciation                                   --             --               --          80,540
     General and administrative expenses        48,007         63,888          112,566         118,346
     Amortization of deferred expenses              --          1,213               --          32,872
     Property operating expenses                  (367)       141,188           (2,736)        214,134
                                             ---------      ---------      -----------      ----------

         Total expenses                         47,640        206,289          109,830         445,892
                                             ---------      ---------      -----------      ----------


         Net income/(loss)                   ($ 17,158)     $ 712,570      ($   12,942)     $1,349,746
                                             =========      =========      ===========      ==========

Allocation of net income/(loss):

     General Partner                         $    (340)     $  38,926      $      (129)     $   78,521
     John Hancock Limited Partner                   --             --               --              --
     Investors                                 (16,818)       673,644          (12,813)      1,271,225
                                             ---------      ---------      -----------      ----------
                                             $ (17,158)     $ 712,570      $   (12,942)     $1,349,746
                                             =========      =========      ===========      ==========

Net income/(loss) per Unit                   $   (0.01)     $    0.28      $     (0.01)     $     0.53
                                             =========      =========      ===========      ==========


                        See Notes to Financial Statements

            JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' EQUITY
                                   (UNAUDITED)

                       SIX MONTHS ENDED JUNE 30, 2001 AND
                          YEAR ENDED DECEMBER 31, 2000

                                                      GENERAL         LIMITED
                                                      PARTNER         PARTNERS           TOTAL
                                                   ------------     ------------      ------------

Partners' equity/(deficit) at January 1, 2000
     (2,415,234 Units outstanding)                   $ (67,086)     $ 30,344,139      $ 30,277,053

Less:     Cash distributions                          (147,618)      (28,520,955)      (28,668,573)

Add:      Net income                                   119,304         4,516,374         4,635,678
                                                     ---------      ------------      ------------

Partners' equity/(deficit) at December 31, 2000
     (2,415,234 Units outstanding)                     (95,400)        6,339,558         6,244,158

Less:     Cash distributions                                --        (3,520,438)       (3,520,438)

Add:      Net income/(loss)                               (129)          (12,813)          (12,942)
                                                     ---------      ------------      ------------

Partners' equity/(deficit) at June 30, 2001
     (2,415,234 Units outstanding)                   $ (95,529)     $  2,806,307      $  2,710,778
                                                     =========      ============      ============


                        See Notes to Financial Statements

            JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                                 2001             2000
                                                              -----------      -----------

Operating activities:
  Net income/(loss)                                           $   (12,942)     $ 1,349,746

  Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:

    Depreciation                                                       --           80,540
    Amortization of deferred expenses                                  --           32,872
    Cash distributions over (under) equity
      in income from joint venture                                     --         (105,581)
                                                              -----------      -----------
                                                                  (12,942)       1,357,577

  Changes in operating assets and liabilities:
    Increase in restricted cash                                        --             (373)
    Decrease/(increase) in other assets                                --           (5,420)
    Increase/(decrease) in accounts payable and
      accrued expenses                                            (25,648)          37,694
    Increase/(decrease) in accounts payable to affiliates         (32,942)         (21,225)
                                                              -----------      -----------
      Net cash provided by/(used in) operating activities         (71,532)       1,368,253

Investing activities:
  Increases in deferred expenses                                       --         (108,819)
                                                              -----------      -----------
      Net cash used in investing activities                            --         (108,819)

Financing activities:
  Cash distributed to Partners                                 (3,520,438)      (1,437,859)
                                                              -----------      -----------
      Net cash used in financing activities                    (3,520,438)      (1,437,859)
                                                              -----------      -----------

      Net decrease in cash and cash equivalents                (3,591,970)        (178,425)

      Cash and cash equivalents at beginning of year            6,436,528        2,899,090
                                                              -----------      -----------

      Cash and cash equivalents at end of period              $ 2,844,558      $ 2,720,665
                                                              ===========      ===========


                        See Notes to Financial Statements

            JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   ORGANIZATION OF PARTNERSHIP

     John Hancock Realty Income Fund-III Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on November 4, 1988. As of June 30, 2001, the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-III Assignor, Inc. (the "Assignor Limited Partner"); and 2,193 Unitholders (the "Investors"). The Assignor Limited Partner holds five Investor Limited Partnership Interests for its own account and 2,415,229 Assignee Units (the "Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,100, representing capital contributions of $1,000 from the General Partner, $1,000 from the John Hancock Limited Partner, and $100 from the Assignor Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Units at $20 per unit. During the offering period, which terminated on February 15, 1991, 2,415,229 Units were sold and the John Hancock Limited Partner made additional capital contributions of $3,863,366. There were no changes in the number of Units outstanding subsequent to the termination of the offering period.

     The Partnership was engaged solely in the business of acquiring, holding for investment and disposing of existing income-producing retail, industrial and office properties on an all-cash basis, free and clear of mortgage indebtedness. Although the Partnership's properties were acquired and held free and clear of mortgage indebtedness, the Partnership was able to incur mortgage indebtedness under certain circumstances as specified in the Partnership Agreement.

     The latest date on which the Partnership is due to terminate is December 31, 2019, unless it is sooner terminated in accordance with the terms of the Partnership Agreement. It is expected that, in the ordinary course of the Partnership's business, as discussed in the following paragraph, the properties of the Partnership will be disposed of, and the Partnership terminated, before December 31, 2019.

     As initially stated in its Prospectus, it was expected that the Partnership would be dissolved upon the sale of its last remaining property, which at that time was expected to be within seven to ten years following the date such property was acquired by the Partnership. During 2000, the Partnership sold the last four properties in its portfolio, one of which was held in a joint venture, resulting in the termination of the operations of the Partnership. The Partnership will be dissolved, in accordance with the terms of the Partnership Agreement, as soon as reasonably practicable.

2.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000.

     The net income/(loss) per Unit for the six months ended June 30, 2001 and 2000 was calculated by dividing the Investors' share of net income/(loss) by the number of Units outstanding at the end of such periods.

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

4.   TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

     Fees, commissions and other costs incurred or paid by the General Partner or its Affiliates during the six months ended June 30, 2001 and 2000, and to which the General Partner or its Affiliates are entitled to reimbursement from the Partnership were $34,924 and $61,236, respectively.

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

     The General Partner serves in a similar capacity for one other affiliated real estate limited partnership.

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

At June 30, 2001, the Partnership had $2,844,558 in cash and cash equivalents.

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

            JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Cash in the amount of $3,520,438, generated from the Partnership's Distributable Cash from Sales, Financings or Repayments (as defined in the Partnership Agreement), was distributed to the Limited Partners during the six months ended June 30, 2001. This amount was distributed in accordance with the Partnership Agreement and was allocated as follows:

                             Distributable Cash
                                From Sales
                             ------------------
Investors                       $3,381,321
John Hancock Limited Partner       139,117
General Partner                         --
                                ----------
         Total                  $3,520,438
                                ==========

As a result of the disposition by the Partnership of all of its remaining properties during 2000, the General Partner has determined that it is in the best interests of the Partnership to retain rather than distribute to Investors, net cash provided by the partnership's normal operations in order to fund cash reserves for contingencies, as is permitted by the Partnership Agreement. Accordingly, no further cash distributions will be made to the Investors until the final distribution, if any, as discussed above.

RESULTS OF OPERATIONS

The Partnership generated a net loss of $12,942 for the six months ended June 30, 2001, as compared to net income of $1,349,746 for the same period in 2000, representing a decrease of $1,362,688, or 100%, as compared to the prior year. This decrease was primarily due to the sales during 2000 of the Yokohama Tire Warehouse, the Palms of Carrollwood Shopping Center, the Business Center at Pureland and the Partnership's joint venture interest in the Quince Orchard Corporate Center.

Average occupancy for the Partnership's investments was as follows:

                                                           Six Months Ended June 30,
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


Rental income for the period ended June 30, 2001 decreased by $1,229,852, or 100%, as compared to the same period during 2000 due to the sales of the Yokohama Tire Warehouse, the Palms of Carrollwood Shopping Center and the Business Center at Pureland during the fourth quarter of 2000.

Income from joint venture for the period ended June 30, 2001 decreased by $483,186 or 100%, as compared to the same period during 2000 due to the sale of the Partnership's joint venture interest in Quince Orchard Corporate Center in September 2000.

Interest income for the period ended June 30, 2001 increased by $14,288, or 17%, as compared to the same period in 2000 primarily due to the inclusion of net proceeds from the sale of the Business Center at Pureland in cash available for investment during the current period from the time of the sale in December 2000, until the next distribution date to Investors in February 2001.

Property operating expenses for the period ended June 30, 2001 decreased by $216,870, or 100%, as compared to the same period during 2000. This decrease is due to the sales of the Yokohama Tire Warehouse, The Palms of Carrollwood Shopping Center and the Business at Pureland during the fourth quarter of 2000.

            JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Depreciation expense for the period ended June 30, 2001 decreased by $80,540, or 100%, as compared to the same period during 2000 primarily due to the reclassification of the Business Center at Pureland and Palms of Carrollwood Shopping Center during the first quarter of 2000 as "Property Held for Sale". Accordingly, no depreciation has been recorded on these properties since the time that they were listed for sale.

Amortization expense for the period ended June 30, 2001 decreased by $32,872, or 100%, as compared to the same period during 2000 primarily due to the reclassification reported above. Accordingly, no amortization expense has been recorded on these properties since the time that they were listed for sale.

General and administrative expenses for the period ended June 30, 2001 decreased by $5,780, or 5%, as compared to the same period in 2000, primarily due to a decrease in time required by the General Partner in managing the activities of the Partnership resulting from the sales of properties during 2000. This was somewhat offset by a payment in the current period of final legal expenses in connection with the previously resolved class action.

The General Partner believes that inflation has had no significant impact on the Partnership's income from operations during the six months ended June 30, 2001, and the General Partner anticipates that it will not have a significant impact during the remainder of 2001.

CASH FLOW

The following table provides the calculations of Cash from Operations and Distributable Cash from Operations, which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                  Six Months Ended June 30,
                                                    2001           2000
                                                 ---------      -----------
Net cash provided by(used in) operating
    activities (a)                               $ (71,532)     $ 1,368,251
Net change in operating assets
    and liabilities (a)                             58,590          (10,674)
                                                 ---------      -----------
Net cash provided by(used in) operations (a)       (12,942)       1,357,577
Increase in working capital reserves                    --               --
                                                 ---------      -----------
Cash from operations (b)                           (12,942)       1,357,577
Decrease in working capital reserves                12,942          116,984
                                                 ---------      -----------
Distributable cash from operations (b)           $      --      $ 1,474,561
                                                 =========      ===========
Allocation to General Partner                    $      --      $    73,728
Allocation to John Hancock Limited Partner              --               --
Allocation to Investors                                 --        1,400,833
                                                 ---------      -----------
                                                 $      --      $ 1,474,561
                                                 =========      ===========

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

            JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)

                           PART II: OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

          There were no changes in securities during the second quarter of 2001.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          There were no defaults upon senior securities during the second quarter of 2001.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders of the Partnership during the second quarter of 2001.

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  There are no exhibits to this report.
          (b) There were no Reports on Form 8-K filed during the second quarter of 2001.

            JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 2001.

                               John Hancock Realty Income Fund-III
                               Limited Partnership

                               By: John Hancock Realty Equities, Inc.,
                                   General Partner


                                   By: /s/ Paul F. Hahesy
                                       -------------------------------------
                                       Paul F. Hahesy, President


                                   By: /s/ Janis L. Largesse
                                       -------------------------------------
                                       Janis L. Largesse, Treasurer
                                       (Chief Accounting Officer)