Form 10-Q
period 2001-09-30
HANCOCK JOHN REALTY INCOME FUND III LIMITED PARTNERSHIP
filed 2001-11-14
CIK 842741

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED           September 30, 2001
                               -------------------------------------------------

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

                              Yes [X]   No [ ]

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                                      INDEX

                                                                            PAGE

PART I:  FINANCIAL INFORMATION

         Item 1 - Financial Statements:

                  Balance Sheets at September 30, 2001 and
                  December 31, 2000                                           3

                  Statements of Operations for the Three and Nine
                  Months Ended September 30, 2001 and 2000                    4

                  Statements of Partners' Equity for the
                  Nine Months Ended September 30, 2001 and
                  for the Year Ended December 31, 2000                        5

                  Statements of Cash Flows for the Nine
                  Months Ended September 30, 2001 and 2000                    6

                  Notes to Financial Statements                             7-9

         Item 2   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           10-12


PART II: OTHER INFORMATION                                                   13

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                          SEPTEMBER 30,     DECEMBER 31,
                                                              2001             2000
                                                          ------------      ----------

Cash and cash equivalents                                  $2,843,082       $6,436,528
                                                           ----------       ----------
         Total assets                                      $2,843,082       $6,436,528
                                                           ==========       ==========

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
     Accounts payable and accrued expenses                 $   48,907       $   66,605
     Accounts payable to affiliates                            80,363          125,765
                                                           ----------       ----------
         Total liabilities                                    129,270          192,370

Partners' equity/(deficit):
     General partner's deficit                                (95,499)         (95,400)
     Limited partners' equity                               2,809,311        6,339,558
                                                           ----------       ----------
         Total partners' equity                             2,713,812        6,244,158
                                                           ----------       ----------
         Total liabilities and partners' equity            $2,843,082       $6,436,528
                                                           ==========       ==========























                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                                        SEPTEMBER 30,           SEPTEMBER 30,
                                                     ------------------     ----------------------
                                                       2001      2000         2001         2000
                                                     -------   --------     --------    ----------

Income:
     Rental income                                   $ 5,597   $709,560     $  9,101    $1,940,180
     Income/(loss) from joint venture                     --    (37,062)          --       446,124
     Interest income                                  23,141     43,864      119,261       125,696
     Gain/(loss) on sales of property interests           --    (91,590)          --       (91,590)
                                                     -------   --------     --------    ----------
         Total income                                 28,738    624,772      128,362     2,420,410

Expenses:
     Depreciation                                         --         --           --        80,540
     General and administrative expenses              25,704     86,915      138,270       205,261
     Amortization of deferred expenses                    --      1,213           --        34,085
     Property operating expenses                          --    319,619           --       533,753
                                                     -------   --------     --------    ----------
         Total expenses                               25,704    407,747      138,270       853,639
                                                     -------   --------     --------    ----------
         Net income/(loss)                           $ 3,034   $217,025     $ (9,908)   $1,566,771
                                                     =======   ========     ========    ==========

Allocation of net income/(loss):
     General Partner                                 $    30   $ 17,812     $    (99)   $   96,333
     John Hancock Limited Partner                         --         --           --            --
     Investors                                         3,004    199,213       (9,809)    1,470,438
                                                     -------   --------     --------    ----------
                                                     $ 3,034   $217,025     $ (9,908)   $1,566,771
                                                     =======   ========     ========    ==========
Net income/(loss) per Unit                           $  0.00   $   0.08     $   0.00    $     0.61
                                                     =======   ========     ========    ==========



















                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' EQUITY
                                   (UNAUDITED)

                    NINE MONTHS ENDED SEPTEMBER 30, 2001 AND
                          YEAR ENDED DECEMBER 31, 2000

                                                           GENERAL       LIMITED
                                                           PARTNER       PARTNERS         TOTAL
                                                           -------       --------         -----

Partners' equity/(deficit) at January 1, 2000
     (2,415,234 Units outstanding)                        $ (67,086)   $ 30,344,139    $ 30,277,053

Less: Cash distributions                                   (147,618)    (28,520,955)    (28,668,573)
Add:  Net income                                            119,304       4,516,374       4,635,678
                                                          ---------    ------------    ------------
Partners' equity/(deficit) at December 31, 2000
     (2,415,234 Units outstanding)                          (95,400)      6,339,558       6,244,158

Less: Cash distributions                                         --      (3,520,438)     (3,520,438)
Add:  Net loss                                                  (99)         (9,809)         (9,908)
                                                          ---------    ------------    ------------
Partners' equity/(deficit) at September 30, 2001
     (2,415,234 Units outstanding)                        $ (95,499)   $  2,809,311    $  2,713,812
                                                          =========    ============    ============
























                       See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                 --------------------------
                                                                    2001           2000
                                                                 -----------    -----------

Operating activities:
  Net income/(loss)                                              $    (9,908)   $ 1,566,771

  Adjustments to reconcile net income/(loss) to net
  cash provided by/(used in) operating activities:
    Depreciation                                                          --         80,540
    Amortization of deferred expenses                                     --         34,085
    Cash distributions over equity
      in income from joint venture                                        --        253,958
    Loss on sales of property interests                                   --         91,590
                                                                 -----------    -----------
                                                                      (9,908)     2,026,944

  Changes in operating assets and liabilities:
    Decrease/(increase) in restricted cash                                --          3,160
    Decrease/(increase) in other assets                                   --          4,469
    Increase/(decrease) in accounts payable and
      accrued expenses                                               (17,698)       182,311
    Increase/(decrease) in accounts payable to affiliates            (45,402)       (42,900)
                                                                 -----------    -----------
       Net cash provided by/(used in) operating activities           (73,008)     2,173,984

Investing activities:
  Increase in deferred expenses                                           --       (137,559)
  Proceeds from sales of property interests                               --      6,284,623
                                                                 -----------    -----------
       Net cash provided by investing activities                          --      6,147,064

Financing activities:
  Cash distributed to Partners                                    (3,520,438)    (2,138,275)
                                                                 -----------    -----------
       Net cash used in financing activities                      (3,520,438)    (2,138,275)
                                                                 -----------    -----------
       Net increase/(decrease) in cash and cash equivalents       (3,593,446)     6,182,773
       Cash and cash equivalents at beginning of year              6,436,528      2,899,090
                                                                 -----------    -----------
       Cash and cash equivalents at end of period                $ 2,843,082    $ 9,081,863
                                                                 ===========    ===========









                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   ORGANIZATION OF PARTNERSHIP

     John Hancock Realty Income Fund-III Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on November 4, 1988. As of September 30, 2001, the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-III Assignor, Inc. (the "Assignor Limited Partner"); and 2,193 Unitholders (the "Investors"). The Assignor Limited Partner holds five Investor Limited Partnership Interests for its own account and 2,415,229 Assignee Units (the "Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,100, representing capital contributions of $1,000 from the General Partner, $1,000 from the John Hancock Limited Partner, and $100 from the Assignor Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Units at $20 per unit. During the offering period, which terminated on February 15, 1991, 2,415,229 Units were sold and the John Hancock Limited Partner made additional capital contributions of $3,863,366. There were no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

2.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000.

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

2.   BASIS OF PRESENTATION (CONTINUED)

     Cash equivalents are highly liquid investments with maturities of three months or less when purchased. These investments are recorded at cost plus accrued interest, which approximates market value.

     The net income/(loss) per Unit for the nine months ended September 30, 2001 and 2000 was calculated by dividing the Investors' share of net income/(loss) by the number of Units outstanding at the end of such periods.

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

     The General Partner will fund any deficit balance in its capital account in accordance with the terms of the Partnership Agreement prior to the dissolution of the Partnership.

4.   TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

     Fees, commissions and other costs incurred or paid by the General Partner or its Affiliates during the nine months ended September 30, 2001 and 2000, and to which the General Partner or its Affiliates are entitled to reimbursement from the Partnership were $39,081 and $101,972, respectively. These expenses are included in expenses on the Statements of Operations.

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

At September 30, 2001, the Partnership had $2,843,082 in cash and cash equivalents.

The Partnership has a working capital reserve with a current balance of approximately $2.7 million. The General Partner anticipates that such amount will be sufficient to satisfy the Partnership's general liquidity requirements as the Partnership's business is wound down. The Partnership's liquidity would, however, be materially adversely affected if there were significant unanticipated operating and liquidation costs (including but not limited to litigation expenses). If any or all of these events were to occur, to the extent that the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, or short-term loans from the General Partner or its affiliates.

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Cash in the amount of $3,520,438, generated from the Partnership's Distributable Cash from Sales, Financings or Repayments (as defined in the Partnership Agreement), was distributed to the Limited Partners during the nine months ended September 30, 2001. This amount was distributed in accordance with the Partnership Agreement and was allocated as follows:

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
                                                   ==========


As a result of the disposition by the Partnership of all of its remaining properties during 2000, the General Partner has determined that it is in the best interests of the Partnership to retain rather that distribute to Investors, net cash provided by the Partnership's normal operations in order to fund cash reserves for contingencies, as is permitted by the Partnership Agreement. Accordingly, no further cash distributions will be made to the Investors until the final distribution, if any, as discussed above.

RESULTS OF OPERATIONS

The Partnership generated a net loss of $9,908 for the nine months ended September 30, 2001, as compared to net income of $1,566,771 for the same period in 2000, representing a decrease of $1,576,679, or 100%, as compared to the prior year. This decrease was due to the sales during 2000 of the Yokohama Tire Warehouse, the Palms of Carrollwood Shopping Center, the Business Center at Pureland and the Partnership's joint venture interest in the Quince Orchard Corporate Center.

Average occupancy for the Partnership's investments was as follows:

                                                                     Nine Months Ended
                                                                        September 30,
                                                                     -----------------
                                                                     2001         2000
                                                                     ----         ----

   Palms of Carrollwood Shopping Center                              N/A           87%
   Quince Orchard Corporate Center (Affiliated Joint Venture)        N/A           67%
   Yokohama Tire Warehouse                                           N/A          100%
   Business Center at Pureland                                       N/A           50%


Rental income for the period ended September 30, 2001 decreased by $1,931,079, or 100%, as compared to the same period during 2000 due to the sales of the Yokohama Tire Warehouse, the Palms of Carrollwood Shopping Center and the Business Center at Pureland during the fourth quarter of 2000.

Income from joint venture for the period ended September 30, 2001 decreased by $446,124, or 100%, as compared to the same period during 2000 due to the sale of the Partnership's joint venture interest in Quince Orchard Corporate Center in September 2000.

Property operating expenses for the period ended September 30, 2001 decreased by $533,753, or 100%, as compared to the same period during 2000. This decrease is due to the sales of the Yokohama Tire Warehouse, the Palms of Carrollwood Shopping Center and the Business Center at Pureland during the fourth quarter of 2000.

Depreciation expense for the period ended September 30, 2001 decreased by $80,540 or 100%, as compared to the same period during 2000, primarily due to the reclassification of the Business Center at Pureland and Palms of Carrollwood Shopping Center during the first quarter of 2000 as "Property Held for Sale." Accordingly, no depreciation was recorded on these properties since the time that they were listed for sale.

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Amortization expense for the period ended September 30, 2001 decreased by $34,085, or 100%, as compared to the same period during 2000 primarily due to the reclassifications of properties as reported above. Accordingly, no amortization expense was recorded on these properties since the time that they were listed for sale.

General and administrative expenses for the period ended September 30, 2001 decreased by $66,991, or 33%, as compared to the same period in 2000, primarily due to a decrease in time required by the General Partner in managing the activities of the Partnership resulting from the sales of properties during 2000.

The General Partner believes that inflation has had no significant impact on the Partnership's income from operations during the nine months ended September 30, 2001, and the General Partner anticipates that it will not have a significant impact during the remainder of 2001.

CASH FLOW

The following table provides the calculations of Cash from Operations and Distributable Cash from Operations, which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                                Nine Months Ended
                                                                  September 30,
                                                             ----------------------
                                                               2001         2000
                                                             --------    ----------

Net cash provided by/(used in) operating activities(a)       $(73,008)   $2,173,984
Net change in operating assets and liabilities(a)              63,100      (147,040)
                                                             --------    ----------
Net cash provided by/(used in) operations(a)                   (9,908)    2,026,944
Increase in working capital reserves                               --            --
                                                             --------    ----------
Cash from operations(b)                                        (9,908)    2,026,944
Decrease in working capital reserves                            9,908       184,897
                                                             --------    ----------
Distributable cash from operations(b)                        $      0    $2,211,841
                                                             ========    ==========

Allocation to General Partner                                $     --    $  110,592
Allocation to John Hancock Limited Partner                         --            --
Allocation to Investors                                            --     2,101,249
                                                             --------    ----------
                                                             $     --    $2,211,841
                                                             ========    ==========

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

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                           PART II: OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

          There were no changes in securities during the third quarter of 2001.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          There were no defaults upon senior securities during the third quarter of 2001.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders of the Partnership during the third quarter of 2001.

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  There are no exhibits to this report.

          (b) There were no Reports on Form 8-K filed during the third quarter of 2001.

             JOHN HANCOCK REALTY INCOME FUND-III LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November, 2001.


                                        John Hancock Realty Income Fund-III
                                        Limited Partnership


                                        By: John Hancock Realty Equities, Inc.,
                                            General Partner



                                            By: /s/ Paul F. Hahesy
                                                -------------------------------
                                                Paul F. Hahesy, President



                                            By: /s/ Janis L. Largesse
                                                -------------------------------
                                                Janis L. Largesse, Treasurer
                                                (Chief Accounting Officer)